Form 10-Q
period 2002-03-31
BELPORT CAPITAL FUND LLC
filed 2002-06-28
CIK 1138602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002
                          Commission File No. 000-30509


                            Belport Capital Fund LLC
                            ------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                04-3551830
            --------                                ----------
     (State of organization)           (I.R.S. Employer Identification No.)


          The Eaton Vance Building
   255 State Street, Boston, Massachusetts                02109
   ----------------------------------------               -----
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number:           617-482-8260
                                ------------------------------


                                      None
                                      ----

              Former Name, Former Address and Former Fiscal Year,
                         if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]   NO [ ]

                            Belport Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION                                             Page

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Assets and Liabilities as of
         March 31, 2002 (Unaudited) and December 31, 2001                    3

         Consolidated Statements of Operations (Unaudited) for the
         Three Months Ended March 31, 2002 and for the Period Ended
         March 31, 2001                                                      4

         Consolidated Statements of Changes in Net Assets (Unaudited)
         for the Three Months Ended March 31, 2002 and for the Period
         Ended March 31, 2001                                                6

         Consolidated Statements of Cash Flows (Unaudited) for the
         Three Months Ended March 31, 2002 and for the Period Ended
         March 31, 2001                                                      7

         Financial Highlights (Unaudited) for the Three Months Ended
         March 31, 2002                                                      9

         Notes to Consolidated Financial Statements as of March 31,
         2002 (Unaudited)                                                   10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15


PART II- OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 2.  Changes in Securities and Use of Proceeds                          16

Item 3.  Defaults Upon Senior Securities                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports                                               16


SIGNATURES                                                                  17

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
--------------------------------------------------------------------------------
BELPORT CAPITAL FUND LLC
Consolidated Statements of Assets and Liabilities

                                                  March 31,
                                                     2002          December 31,
                                                 (Unaudited)           2001
                                                --------------    --------------
Assets:
 Investment in Belvedere Capital Fund
   Company LLC                                  $1,767,713,414    $1,762,622,297
 Investment in Partnership Preference Units         93,491,238        92,501,000
 Investment in other real estate                   495,660,528       518,617,126
 Short-term investments                                371,055         1,705,915
                                                --------------    --------------
      Total investments                         $2,357,236,235    $2,375,446,338
 Cash                                               10,940,591        10,001,955
 Escrow deposits - restricted                        3,106,420         2,081,850
 Open interest rate swap contracts, at value         1,095,372                 -
 Dividends receivable                                1,342,500           570,625
 Other assets                                          431,648           934,710
                                                --------------    --------------
      Total assets                              $2,374,152,766    $2,389,035,478
                                                --------------    --------------

Liabilities:
 Loan payable on Credit Facility                $  231,000,000    $  231,000,000
 Mortgage payable, net of unamortized debt
   issuance costs of $2,409,327 and $2,439,385,
   respectively                                    358,698,173       358,668,115
 Open interest rate swap contracts, at value                 -         2,344,008
 Security deposits                                     959,032           948,853
 Swap interest payable                                 335,743           170,110
 Accrued expenses:
   Interest expense                                  2,553,882         2,556,850
   Property taxes                                    2,972,852         1,698,822
   Other expenses and liabilities                    3,440,269         3,059,258
 Minority interest in controlled subsidiaries       32,623,467        39,431,598
                                                --------------    --------------
      Total liabilities                         $  632,583,418    $  639,877,614
                                                --------------    --------------
Net assets                                      $1,741,569,348    $1,749,157,864

Shareholders' Capital
                                                --------------    --------------
 Shareholders' capital                          $1,741,569,348    $1,749,157,864
                                                --------------    --------------
Shares Outstanding                                  17,688,607        17,782,241
                                                --------------    --------------
Net Asset Value and Redemption Price Per Share          $98.46            $98.37
                                                --------------    --------------



                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
Consolidated Statements of Operations
(Unaudited)

                                                 Three Months
                                                    Ended          Period Ended
                                                  March 31,         March 31,
                                                     2002             2001*
                                                --------------    --------------
Investment Income:
 Dividends allocated from Belvedere Capital
   (net of foreign taxes of $24,276 and $5,562,
   respectively)                                 $ 4,497,093        $  145,886
 Interest allocated from Belvedere Capital           149,847            36,849
 Expenses allocated from Belvedere Capital        (2,599,446)         (129,172)
                                                --------------    --------------
 Net investment income allocated from
 Belvedere Capital                               $ 2,047,494        $   53,563
 Rental Income                                    17,228,311         2,709,467
 Dividends from Partnership Preference Units       2,203,828                 -
 Interest                                             42,124            12,000
                                                --------------    --------------
 Total investment income                         $21,521,757        $2,775,030
                                                --------------    --------------

Expenses:
 Investment advisory and administrative fees     $ 1,488,441        $   34,568
 Property management fees                            690,709            93,673
 Distribution and servicing fees                     855,385            29,045
 Interest expense on mortgages                     6,185,329         1,008,958
 Interest expense on Credit Facility               1,311,904           144,331
 Interest expense on swap contracts                2,036,074            12,945
 Property and maintenance expenses                 3,682,656           519,521
 Property taxes and insurance                      1,968,146           206,686
 Miscellaneous                                       384,780            10,591
                                                --------------    --------------
 Total expenses                                  $18,603,424        $2,060,318

 Deduct-
      Reduction of investment adviser and
      administrative fee                         $  (423,820)       $  (14,838)
                                                --------------    --------------
 Net expenses                                    $18,179,604        $2,045,480
                                                --------------    --------------
Net investment income before minority
 interests in net income of controlled
 subsidiaries                                    $ 3,342,153        $  729,550
Minority interests in net income of
 controlled subsidiaries                          (1,068,174)         (223,157)
                                                --------------    --------------
 Net investment income                           $ 2,273,979        $  506,393
                                                --------------    --------------

* For the period from the start of business, March 14, 2001, to March 31, 2001.



                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
Consolidated Statements of Operations
(Unaudited) (Continued)

                                                 Three Months         Period
                                                    Ended             Ended
                                                  March 31,         March 31,
                                                    2002               2001*
                                                --------------    --------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
  Investment transactions from Belvedere
    Capital (identified cost basis)             $(10,094,276)     $    821,984
                                                --------------    --------------
Net realized gain (loss)                        $(10,094,276)     $    821,984
                                                --------------    --------------
Change in unrealized appreciation(depreciation)-
  Investment in Belvedere Capital
    (identified cost basis)                     $ 21,581,004      $(15,278,534)
  Investments in Partnership Preference Units
    (identified cost basis)                          990,238                 -
  Investment in other real estate investments
    (net of minority interest in unrealized
    loss of controlled subsidiaries of
    $6,554,953 and $0, respectively)             (16,860,461)       (1,337,380)
  Interest rate swap contracts                     3,439,380           493,596
                                                --------------    --------------
Net change in unrealized
 appreciation (depreciation)                    $  9,150,161      $(16,122,318)
                                                --------------    --------------
Net realized and unrealized loss                $   (944,115)     $(15,300,334)
                                                --------------    --------------
Net increase (decrease) in net assets from
  operations                                    $  1,329,864      $(14,793,941)
                                                ==============    ==============


* For the period from the start of business, March 14, 2001, to March 31, 2001.



                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets (Unaudited)

                                                Three Months          Period
                                                   Ended              Ended
                                               March 31, 2002    March 31, 2001*
                                              ----------------   ---------------
Increase (Decrease) in Net Assets:
 Net investment income                        $    2,273,979      $    506,393
 Net realized gain (loss) on investment
   transactions                                  (10,094,276)          821,984
 Net change in unrealized appreciation
   (depreciation) of investments                   9,150,161       (16,122,318)
                                              ----------------   ---------------
 Net increase (decrease) in net assets from
   operations                                 $    1,329,864      $(14,793,941)
                                              ----------------   ---------------
Transactions in Fund Shares -
 Investment securities contributed            $            -      $483,670,049
 Less - Selling commissions                   $            -        (1,609,428)
                                              ----------------   ---------------
 Net contributions                            $            -      $482,060,621
 Net asset value of Fund Shares redeemed          (8,918,380)         (161,616)
                                              ----------------   ---------------
Net increase (decrease) in net assets from
 Fund Share transactions                      $   (8,918,380)     $481,899,005
                                              ----------------   ---------------

Net increase (decrease) in net assets         $   (7,588,516)     $467,105,064

Net assets:
  At beginning of period                      $1,749,157,864      $          -
                                              ----------------   ---------------
  At end of period                            $1,741,569,348      $467,105,064
                                              ================   ===============


* For the period from the start of business, March 14, 2001, to March 31, 2001.



                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited)

                                                                                Three Months           Period
                                                                                   Ended               Ended
                                                                                 March 31,            March 31,
                                                                                    2002                2001*
                                                                                ------------        -------------
Cash flows From (For) Operating Activities -
Net investment income                                                           $ 2,273,979         $    506,393
Adjustments to reconcile net investment income to net
 cash flows from (for) operating activities -
   Net investment income allocated from Belvedere Capital                        (2,047,494)             (53,563)
   Amortization of debt issuance costs                                               30,058                9,548
   Increase in escrow deposits                                                   (1,024,570)                   -
   Decrease (increase) in other assets                                              503,062             (349,106)
   Increase in dividends receivable                                                (771,875)                   -
   Increase in minority interest                                                          -              210,000
   Increase in security deposits                                                     10,179                7,279
   Increase in interest payable for open swap contracts                             165,633               12,945
   Increase in accrued interest and accrued expenses and liabilities                378,043            1,580,703
   Increase in accrued property taxes                                             1,274,030              175,540
   Improvements to rental property                                                 (458,814)            (111,884)
   Cash assumed in connection with acquisition of other real estate investments           -            1,353,367
   Payments for investments in other real estate                                          -          (49,080,498)
   Net decrease (increase) in investment in Belvedere Capital                       906,535             (841,861)
   Decrease in short-term investments                                             1,334,860                    -
   Minority interests in net income of controlled subsidiaries                    1,068,174              223,157
                                                                                ------------        -------------
Net cash flows from (for) operating activities                                  $ 3,641,800         $(46,357,980)
Cash Flows From (For) Financing Activities
   Proceeds from Credit Facility                                                $         -         $ 51,500,000
   Payments on behalf of investors (selling commissions)                                  -           (1,609,428)
   Payments for Fund Shares redeemed                                             (1,381,814)                   -
   Distributions paid to minority shareholders                                   (1,321,350)                   -
                                                                                ------------        -------------
Net cash flows from (for) financing activities                                  $(2,703,164)        $ 49,890,572

Net increase in cash                                                            $   938,636         $  3,532,592

Cash at beginning of period                                                     $10,001,955         $          -
                                                                                ------------        -------------
Cash at end of period                                                           $ 10,940,591        $  3,532,592
                                                                                ============        =============

* For the period from the start of business, March 14, 2001, to March 31, 2001.

                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                   Three Months       Period
                                                      Ended            Ended
                                                    March 31,        March 31,
                                                      2002             2001*
                                                   ------------     ------------
Supplemental Disclosure and Non-cash Investing and
Financing Activities-
  Change in unrealized appreciation (depreciation)
   of investments and open swap contracts            $9,150,161    $(16,122,318)
  Interest paid for loan                             $1,314,873    $          -
  Interest paid for mortgages                        $6,111,830    $    166,568
  Interest paid for swap contracts                   $1,870,441    $          -
  Market value of securities distributed in payment
   of redemptions                                    $7,536,566    $          -
  Market value of real property and other assets,
   net of current liabilities, assumed in conjunction
   with acquisition of real estate investments       $        -    $206,104,124
  Mortgage assumed in connection with acquisition of
   real estate investments                           $        -    $143,800,000
  Securities contributed by Fund Shareholders,
   invested in Belvedere Capital                     $        -    $483,670,049


* For the period from the start of business, March 14, 2001, to March 31, 2001.


                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC as of March 31, 2002
Consolidated Financial Statements (Continued)


FINANCIAL HIGHLIGHTS (UNAUDITED)
--------------------------------------------------------------------------------
For the Three Months Ended March 31, 2002
--------------------------------------------------------------------------------
 Net asset value - Beginning of period                                 $ 98.370
--------------------------------------------------------------------------------
 Income (loss) from operations
--------------------------------------------------------------------------------
 Net investment income (6)                                             $  0.128
 Net realized and unrealized loss                                        (0.038)
--------------------------------------------------------------------------------
 Total income from operations                                          $  0.090
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Net asset value - End of period                                       $ 98.460

 Total Return (1)                                                         0.09%
--------------------------------------------------------------------------------


                                              As a Percentage   As a Percentage
                                              of Average Net    of Average Gross
Ratios                                           Assets(5)        Assets(2)(5)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
 Interest and other borrowing costs(3)(4)          1.13%             0.86%
 Operating expenses (3)(4)                         1.17%             0.90%
Belport Capital Fund LLC Expenses
 Interest and other borrowing costs(3)(7)          0.79%             0.61%
 Investment advisory and administrative
  fees, servicing fees and other Fund
  operating expenses               (3)(7)(8)       1.14%             0.88%
                                   ---------------------------------------------
Total expenses(3)(8)(9)                            4.23%             3.25%
Net investment income(3)(9)                        0.54%             0.41%
--------------------------------------------------------------------------------
Supplemental Data
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                     $ 1,741,569
Portfolio Turnover of Tax-Managed Growth Portfolio                   5.00%
--------------------------------------------------------------------------------

(1) Total return is calculated assuming a purchase at the net asset value on the first day and a sale at the net asset value on the last day of the period. Distributions, if any, are assumed reinvested at the net asset value on the reinvestment date. Total return is not calculated on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belport Capital Fund LLC (not including its investment in Belport Realty Corporation (BRC)) plus all assets of BRC, without reduction by any liabilities. For this purpose, the assets of BRC's controlled subsidiaries are reduced by the proportionate interest therein of investors other than BRC.
(3)  Annualized.
(4) Ratio includes BRC's proportional share of expenses incurred by its majority-owned subsidiaries.
(5) For the purpose of calculating ratios, the income and expenses of BRC's controlled subsidiaries are reduced by the proportionate interest therein of investors other than BRC.
(6)  Calculated using average shares outstanding.
(7) Ratio includes the expenses of Belport Capital Fund LLC and BRC, for which Belport Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of other real estate subsidiaries.
(8) Ratio includes Belport Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(9) The expenses reflect a reduction of the investment advisory and administrative fees. Had such actions not been taken, the ratios of total expenses to average net assets and average gross assets would have been 4.33% and 3.33%, respectively, and the ratios of net investment income to average net assets and average gross assets would have been 0.44% and 0.33%, respectively.


                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC as of March 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1    Basis of Presentation

The condensed consolidated interim financial statements of Belport Capital Fund LLC (Belport Capital) and its subsidiaries (collectively, the "Fund") have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2001, has been derived from the December 31, 2001 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current year presentation.


2    Estate Freeze

Shareholders in Belport Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. The existence of restructured Fund Shares does not adversely affect Shareholders who do not participate in the election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

The allocation of Belport Capital's net asset value per Share of $98.46 and $98.37 as of March 31, 2002 and December 31, 2001 respectively, between Preferred and Common Shares that have been restructured is as follows:

                              Per Share Value At           Per Share Value At
                                March 31, 2002             December 31, 2001
                              --------------------------------------------------
                              Preferred     Common         Preferred     Common
Date of Contribution           Shares       Shares          Shares       Shares
--------------------------------------------------------------------------------
May 23, 2001                   $ 98.46      $  -             N/A*         N/A*
July 26, 2001                  $ 94.71      $  3.75         $ 94.71      $  3.66

* There were no Estate Freeze participants from the May 23, 2001 closing as of December 31, 2001.

3    Investment Transactions

Increases and decreases of the Belport Capital's investment in Belvedere Capital for the three months ended March 31, 2002 aggregated $5,191,349 and $13,634,454, respectively, and for the period from the start of business, March 14, 2001, to March 31, 2001 aggregated $486,307,339 and $1,795,429, respectively. For the period ended March 31, 2002 and from the start of business, March 14, 2001 to March 31, 2001 there were no sales or purchases of Partnership Preference Units. For the three months ended March 31, 2002, there were no acquisitions or sales of other real estate investments. For the period from the start of business, March 14, 2001 to March 31, 2001, acquisitions of other real estate investments aggregated $49,080,498.

Purchases of other real estate investments during the period from the start of business, March 14, 2001 to March 31, 2001 include amounts purchased from other funds sponsored by EVM.

4    Indirect Investment in Portfolio

Belvedere Capital's interest in Tax Managed Growth Portfolio (the Portfolio) at March 31, 2002 was $10,618,305,771 representing 56.5% of the Portfolio's net assets and at March 31, 2001 was $9,248,868,309 representing 54.7% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at March 31, 2002 was $1,767,713,414 representing 16.7% of Belvedere Capital's net assets and at March 31, 2001 was $470,108,923, representing 5.1% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $27,289,011, of which $4,646,940 was allocated to Belport Capital. Investment income allocated to Belvedere Capital from the Portfolio for the period from the start of business, March 14, 2001, to March 31, 2001 totaled $3,611,204, of which $182,735 was allocated to Belport Capital. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $11,408,561, of which $1,940,638 was allocated to Belport Capital. Expenses allocated to Belvedere Capital from the Portfolio for the period from the start of business, March 14, 2001, to March 31, 2001 totaled $1,889,269, of which $95,630 was allocated to Belport Capital. Belvedere Capital allocated additional expenses to Belport Capital of $658,808 for the three months ended March 31, 2002, representing $16,775 of operating expenses and $642,033 of service fees. Belvedere Capital allocated additional expenses to Belport Capital of $33,542, for the period from the start of business, March 14, 2001, to March 31, 2001, representing $890 of operating expenses and $32,652 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2002, December 31, 2001 and at March 31, 2001 and its operations for the three months ended March 31, 2002, the year ended December 31, 2001 and for the period from the start of business, March 14, 2001, to March 31, 2001 follows:

                               March 31,       December 31,        March 31,
                                 2002              2001              2001
                            ---------------   ---------------   ----------------
Investments, at value       $18,699,529,315   $18,312,992,768   $16,937,423,532
Other Assets                    137,094,099        23,229,223        32,010,878
--------------------------------------------------------------------------------
Total Assets                $18,836,623,414   $18,336,221,991   $16,969,434,410
Total Liabilities                54,877,430           357,011        59,756,296
--------------------------------------------------------------------------------
Net Assets                  $18,781,745,984   $18,335,864,980   $16,909,678,114
================================================================================
Dividends and interest      $    48,561,319   $   150,792,607   $     6,615,699
--------------------------------------------------------------------------------
Investment adviser fee      $    19,634,596   $    61,024,040   $     3,339,762
Other expenses                      654,041         1,633,741           113,242
--------------------------------------------------------------------------------
Total expenses              $    20,288,637   $    62,657,781   $     3,453,004
--------------------------------------------------------------------------------
Net investment income       $    28,272,682   $    88,134,826   $     3,162,695
Net realized gains (losses)    (111,417,095)     (383,002,016)       29,651,034
Net change in unrealized
 gains (losses)                 229,264,275        46,979,377      (553,410,222)
--------------------------------------------------------------------------------
Net increase (decrease) in
 net assets from operations $   146,119,862   $  (247,887,813)  $  (520,596,493)
--------------------------------------------------------------------------------

5    Interest Rate Swap Agreements

Belport Capital has entered into current and forward interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2002 and December 31, 2001, Belport Capital has entered into interest rate swap agreements with Citibank, N.A. and Merrill Lynch Capital Services, Inc.


                                                                      Unrealized         Unrealized
                Notional                                             Appreciation       Appreciation
                 Amount                                             (Depreciation)     (Depreciation)
  Effective      (000's      Fixed     Floating     Termination      at March 31,      at December 31,
    Date        omitted)     Rate        Rate          Date              2002               2001
 -----------   ----------   -------   ----------   -------------   ----------------   -----------------
    03/01       $49,808     5.8075%  Libor + 0.40%     3/08           $ 146,821        $   452,595
    05/01        73,980     5.79%    Libor + 0.40%     3/08             304,702           (797,634)
    07/01        34,905     5.995%   Libor + 0.40%     3/08            (227,387)          (767,018)
    12/01        57,509     5.841%   Libor + 0.40%     3/08               5,043           (786,962)
    03/08        49,080     6.45%    Libor + 0.40%     2/10             498,590           (538,733)
    03/08        73,980     6.92%    Libor + 0.40%     9/10             367,603             93,744
-------------------------------------------------------------------------------------------------------
Total                                                                 $1,095,372       $(2,344,008)
-------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002, COMPARED TO THE PERIOD ENDED MARCH 31, 2001

Belport Capital Fund LLC and its subsidiaries (collectively, the Fund) achieved a total return performance of 0.09% for the quarter ended March 31, 2002. This return reflects an increase in the Fund's net asset value per share from $98.37 to $98.46. This return is compared to the Standard & Poors 500 Index (S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, which had a total return of 0.28% over the same period. For comparison, at the end of the period from the start of business, March 14, 2001, to March 31, 2001, the Fund's net asset value per share decreased from $100.00 to $96.93, representing a -3.07% return versus S&P 500's total return of -11.9%.

During the first quarter of 2002, the U.S. equity market's return was hampered by continued volatility and economic uncertainty. In this difficult environment, the performance of Tax-Managed Growth Portfolio (the Portfolio) exceeded that of the overall market. The Portfolio correctly de-emphasized the two worst performing sectors of the S&P 500: Information Technology and Telecom, which lost -7.5% and -15.9% respectively. The Portfolio held the same cautious stance on the aforementioned sectors in the first quarter of 2001. Value stocks in all capitalization ranges outperformed their growth counterparts for the quarter ending March 31, 2002. The Portfolio made a gradual shift to overweight in Capital Goods, and increased exposure to the Consumer Discretionary area during the last year, which helped its performance. An increase in the exposure to defense and aerospace names continued to be productive for the portfolio.

In the fixed income markets, the first quarter benefited from a stable interest rate environment and narrowing credit spreads. The Federal Reserve Board left interest rates unchanged for the quarter ending March 31, 2002; the first non-action since early 2000. Changes in valuation of the Fund's holdings of partnership preference units and other real estate investments had a modest negative impact on the Fund's performance during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Fund has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments from the counterparty that fluctuate with one-month LIBOR. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses.

As of March 31, 2002 and 2001, the unrealized appreciation related to the interest rate swap agreements was $ 1,095,372 and $493,596, respectively.

CRITICAL ACCOUNTING POLICIES

The Fund's discussion and analysis of its financial condition and results of operations are based upon the Fund's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions.

The Fund believes its more significant estimates and assumptions used in preparation of its consolidated financial statements are affected by its critical accounting policies for the Fund's investments in real estate and interest rate swap contracts. Prices are not readily available for these types of investments and therefore they are valued as determined in good faith by the Investment Adviser on an ongoing basis.

In estimating the value of the Fund's investments in real estate, the Investment Adviser takes into account all relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed valuations are performed annually and reviewed periodically and adjusted if there has been a significant change in economic circumstances since the previous valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. The Investment Adviser, in determining the value of interest rate swaps, may consider among other things, dealer and counter-party quotes and pricing models.

These policies involve significant judgments made, based upon without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in Belport Realty Corporation
(BRC) fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Fluctuations in the value of real estate investments derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of real estate investments not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary exposure to interest rate risk arises from investments in real estate that are financed with floating rate bank borrowings under a revolving credit facility (the Credit Facility). The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by the Investment Adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. This information should be read in conjunction with Note 5 to the consolidated financial statements. The Fund has no market risk sensitive instruments held for trading purposes.

                            Interest Rate Sensitivity
               Principal (Notional) Amount by Contractual Maturity
                      For the Twelve Months Ended March 31,

                    2003-2007          Thereafter        Total       Fair Value

                    ------------------------------------------------------------
Rate sensitive
liabilities:
---------------
Long term debt-
Variable rate
Credit Facility                       $231,000,000    $231,000,000  $231,000,000

Average
Interest rate                            2.63%           2.63%

Rate sensitive
derivative
financial
instruments:
---------------
Pay fixed/
Receive
variable
interest rate
swap contracts                        $338,534,299    $338,534,299  $  1,095,372
---------------
Average pay
 rate                                    6.16%          6.16%
Average
 receive rate                            2.63%          2.63%

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------
Although in the ordinary course of business, the Fund, BRC or the real estate investments in which BRC has equity interests may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which the Fund or BRC is a party or of which any of BRC's real estate investments is the subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------
     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------
     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------
     None.

ITEM 5.  OTHER INFORMATION.
---------------------------
     None.

ITEM 6.  THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:
--------------------------------------------------------------------------------
(a)  Exhibits

21   List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on June 28, 2002.


                                          BELPORT CAPITAL FUND LLC
                                          (Registrant)

                                          By: EATON VANCE MANAGEMENT,
                                              its Manager

                                          By: /s/ James L. O'Connor
                                              --------------------------------
                                              James L. O'Connor
                                              Vice President



                                          By: /s/ William M. Steul
                                              --------------------------------
                                              William M. Steul
                                              Chief Financial Officer