Form 10-Q
period 2002-06-30
BELPORT CAPITAL FUND LLC
filed 2002-08-14
CIK 1138602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
                          Commission File No. 000-49775
                                              ---------


                            Belport Capital Fund LLC
                            ------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                           04-3551830
      --------                                       -------------------
(State of organization)                     (I.R.S. Employer Identification No.)


      The Eaton Vance Building
255 State Street, Boston, Massachusetts                                  02109
---------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number:  617-482-8260
                                ------------


                                      None
                                      ----
               Former Name, Former Address and Former Fiscal Year,
                         if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

                            Belport Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION                                              Page

Item 1.   Consolidated Financial Statements

          Consolidated  Statements of Assets and Liabilities
          as of June 30, 2002 (Unaudited) and December 31, 2001                3

          Consolidated Statements of Operations (Unaudited) for
          the Three Months Ended  June 30,  2002 and 2001 and
          for the Six  Months  Ended June 30, 2002 and Period
          Ended June 30, 2001                                                  4

          Consolidated  Statements of Changes in Net Assets
          (Unaudited) for the Six Months  Ended June 30, 2002
          and for the Period Ended June 30, 2001                               6

          Consolidated  Statements of Cash Flows  (Unaudited)
          for the Six Months Ended June 30, 2002 and for the
          Period Ended June 30, 2001                                           7

          Financial Highlights (Unaudited) for the Six Months Ended
          June 30, 2002                                                        9

          Notes  to  Consolidated   Financial  Statements  as  of
          June  30,2002 (Unaudited)                                           10

Item 2.   Management's  Discussion and Analysis of Financial
          Condition and Results of Operations                                 13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   17

Item 2.   Changes in Securities and Use of Proceeds                           17

Item 3.   Defaults Upon Senior Securities                                     17

Item 4.   Submission of Matters to a Vote of Security Holders                 17

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports                                                17


SIGNATURES                                                                    18

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

BELPORT CAPITAL FUND LLC
Consolidated Statements of Assets and Liabilities

                                                                                           June 30,
                                                                                             2002              December 31,
                                                                                          (Unaudited)              2001
                                                                                      -------------------   ------------------
Assets:
  Investment in Belvedere Capital Fund Company LLC                                      $1,541,299,575        $1,762,622,297
  Investment in Partnership Preference Units                                                95,110,025            92,501,000
  Investment in other real estate                                                          496,711,319           518,617,126
  Short-term investments                                                                             -             1,705,915
                                                                                      -------------------   ------------------
    Total investments                                                                   $2,133,120,919        $2,375,446,338
  Cash                                                                                       9,477,501            10,001,955
  Escrow deposits - restricted                                                               4,717,898             2,081,850
  Dividends and interest receivable                                                          1,342,626               570,625
  Other assets                                                                               2,636,968             3,374,095
                                                                                      -------------------   ------------------
    Total assets                                                                        $2,151,295,912        $2,391,474,863
                                                                                      -------------------   ------------------
Liabilities:
  Loan payable on Credit Facility                                                       $  231,000,000        $  231,000,000
  Mortgages payable                                                                        361,107,500           361,107,500
  Open interest rate swap contracts, at value                                                9,480,774             2,344,008
  Security deposits                                                                            921,544               948,853
  Swap interest payable                                                                        189,369               170,110
  Accrued expenses:
    Interest expense                                                                         2,493,897             2,556,850
    Property taxes                                                                           4,083,738             1,698,822
    Other expenses and liabilities                                                           3,034,322             3,059,258
  Minority interests in controlled subsidiaries                                             32,731,337            39,431,598
                                                                                      -------------------   ------------------
     Total liabilities                                                                  $  645,042,481        $  642,316,999
                                                                                      -------------------   ------------------
Net assets                                                                              $1,506,253,431        $1,749,157,864
                                                                                      -------------------   ------------------
Shareholders' Capital
                                                                                      -------------------   ------------------
  Shareholders' capital                                                                 $1,506,253,431        $1,749,157,864
                                                                                      -------------------   ------------------

Shares Outstanding                                                                          17,461,865            17,782,241
                                                                                      -------------------   ------------------

Net Asset Value and Redemption Price Per Share                                          $        86.26        $        98.37
                                                                                      -------------------   ------------------

                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
Consolidated Statements of Operations (Unaudited)

                                                           Three Months      Three Months        Six Months
                                                               Ended             Ended              Ended          Period Ended
                                                             June 30,          June 30,           June 30,           June 30,
                                                               2002              2001               2002              2001*
                                                         ----------------- ------------------ ------------------ -----------------
Investment Income:
   Dividends allocated from Belvedere Capital
    (net of foreign taxes of $91,631, $8,130,
    $115,907 and $13,692, respectively)                    $ 5,135,285       $1,547,928         $ 9,632,378        $ 1,693,814
   Interest allocated from Belvedere Capital                   120,556           70,470             270,403            107,319
   Expenses allocated from Belvedere Capital                (2,507,271)        (967,697)         (5,106,717)        (1,096,869)
                                                         ----------------- ------------------ ------------------ -----------------
   Net investment income allocated from
     Belvedere Capital                                     $ 2,748,570       $  650,701         $ 4,796,064        $   704,264
   Dividends from Partnership Preference Units               2,203,828                -           4,407,656                  -
   Rental income                                            16,863,391        9,270,300          34,091,702         11,979,767
   Interest                                                     42,706           68,242              84,830             80,242
                                                         ----------------- ------------------ ------------------ -----------------
Total investment income                                    $21,858,495       $9,989,243         $43,380,252        $12,764,273
                                                         ----------------- ------------------ ------------------ -----------------

Expenses:
   Investment advisory and administrative fees             $ 1,426,611       $  673,001         $ 2,915,052        $   707,569
   Property management fees                                    681,600          374,587           1,372,309            468,260
   Distribution and servicing fees                             808,819          313,444           1,664,204            342,489
   Interest expense on mortgages                             6,222,590        3,416,877          12,407,919          4,425,835
   Interest expense on Credit Facility                       1,334,844          801,601           2,646,748            945,932
   Interest expense on swap contracts                        1,821,933          178,516           3,858,007            191,461
   Property and maintenance expense                          4,041,721        1,955,938           7,724,377          2,475,459
   Property taxes and insurance                              1,947,866          915,599           3,916,012          1,122,285
   Miscellaneous                                               225,365          807,824             610,145            818,415
                                                         ----------------- ------------------ ------------------ -----------------
Total expenses                                             $18,511,349       $9,437,387         $37,114,773        $11,497,705
Deduct-
   Reduction of investment advisory
    and administrative fees                                $  (409,283)      $ (157,294)        $  (833,103)       $  (172,132)
                                                         ----------------- ------------------ ------------------ -----------------
Net expenses                                               $18,102,066       $9,280,093         $36,281,670        $11,325,573
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income before minority
 interests in net income of controlled
 subsidiaries                                              $ 3,756,429       $  709,150         $ 7,098,582        $ 1,438,700
Minority interests in net income
 of controlled subsidiaries                                   (899,444)        (561,019)         (1,967,618)          (784,176)
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income                                      $ 2,856,985       $  148,131         $ 5,130,964        $   654,524
                                                         ----------------- ------------------ ------------------ -----------------

* For the period from the start of business, March 14, 2001, to June 30, 2001.


                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
Consolidated Statements of  Operations  (Unaudited)
(Continued)

                                                           Three Months      Three Months        Six Months
                                                               Ended             Ended              Ended          Period Ended
                                                             June 30,          June 30,           June 30,           June 30,
                                                               2002              2001               2002              2001*
                                                         ----------------- ------------------ ------------------ -----------------
Realized and Unrealized Gain (Loss)
Net realized loss -
  Investment transactions from Belvedere
    Capital  (identified cost basis)                       $  (6,972,021)     $(2,319,334)       $ (17,066,297)     $(1,497,350)
                                                         ----------------- ------------------ ------------------ -----------------
Net realized loss                                          $  (6,972,021)     $(2,319,334)       $ (17,066,297)     $(1,497,350)
                                                         ----------------- ------------------ ------------------ -----------------
Change in unrealized appreciation (depreciation)-
  Investment in Belvedere Capital
    (identified cost basis)                                $(201,939,631)     $ 6,392,869        $(180,358,627)     $(8,885,665)
  Investments in Partnership Preference Units
    (identified cost basis)                                    1,618,787                -            2,609,025                -
  Investments in other real estate investments
    (net of minority interests in unrealized
    loss of controlled subsidiaries of
    $198,233, $1,816,546, $6,753,186
    and $1,816,546, respectively)                                198,234          928,512          (16,662,227)        (408,868)
  Interest rate swap contracts                               (10,576,146)       1,532,929           (7,136,766)       2,026,525
                                                         ----------------- ------------------ ------------------ -----------------
Net change in unrealized
  appreciation (depreciation)                              $(210,698,756)     $ 8,854,310        $(201,548,595)     $(7,268,008)
                                                         ----------------- ------------------ ------------------ -----------------

Net realized and unrealized gain (loss)                    $(217,670,777)     $ 6,534,976        $(218,614,892)     $(8,765,358)
                                                         ----------------- ------------------ ------------------ -----------------
Net increase (decrease) in net assets from
  operations                                               $(214,813,792)     $ 6,683,107        $(213,483,928)     $(8,110,834)
                                                         ================= ================== ================== =================

* For the period from the start of business, March 14, 2001, to June 30, 2001.


                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                              Six Months             Period
                                                                                 Ended                Ended
                                                                            June 30, 2002        June 30, 2001*
                                                                          -------------------  --------------------
Increase (Decrease) in Net Assets:
  Net investment income                                                      $    5,130,964       $    654,524
  Net realized loss on investment transactions                                  (17,066,297)        (1,497,350)
  Net change in unrealized appreciation (depreciation) of
   investments                                                                 (201,548,595)        (7,268,008)
                                                                          -------------------  --------------------
  Net decrease in net assets from operations                                 $ (213,483,928)      $ (8,110,834)
                                                                          -------------------  --------------------
Transactions in Fund Shares -
  Investment securities contributed                                          $            -       $853,093,766
  Less - Selling commissions                                                              -         (3,159,019)
                                                                          -------------------  --------------------
  Net contributions                                                          $            -       $849,934,747
  Net asset value of Fund Shares redeemed                                       (29,420,505)        (2,046,505)
                                                                          -------------------  --------------------
Net increase (decrease) in net assets from Fund Share transactions           $  (29,420,505)      $847,888,242
                                                                          -------------------  --------------------
Net increase (decrease) in net assets                                        $ (242,904,433)      $839,777,408

Net assets:
  At beginning of period                                                     $1,749,157,864       $          -
                                                                          -------------------  --------------------
  At end of period                                                           $1,506,253,431       $839,777,408
                                                                          ===================  ====================

* For the period from the start of business, March 14, 2001, to June 30, 2001.


                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Six Months            Period
                                                                                          Ended               Ended
                                                                                        June 30,            June 30,
                                                                                          2002                2001*
                                                                                    -----------------   ------------------
Cash Flows From (For) Operating Activities -
Net investment income                                                                  $ 5,130,964         $    654,524
Adjustments to reconcile net investment income to net
 cash flows from (for) operating activities -
   Net investment income allocated from Belvedere Capital                               (4,796,064)            (704,264)
   Amortization of debt issuance costs                                                      97,466               45,119
   Decrease (increase) in escrow deposits                                               (2,636,048)              28,362
   Decrease in other assets                                                                639,661              170,225
   Increase in interest and dividends receivable                                          (772,001)                   -
   Increase in minority interest                                                                 -              426,000
   (Decrease) increase in security deposits                                                (27,309)               3,825
   Increase in interest payable for open swap contracts                                     19,259               39,839
   (Decrease) increase in accrued interest and other expenses and
    liabilities                                                                            (87,889)           1,778,030
   Increase in accrued property taxes                                                    2,384,916              537,003
   Improvements to rental property                                                      (1,509,598)            (456,609)
   Purchase of Partnership Preference Units                                                      -           (9,386,616)
   Cash assumed in connection with acquisition of other real estate
    investments                                                                                  -            1,915,787
   Sales of Partnership Preference Units                                                         -            9,386,616
   Payments for investments in other real estate                                                 -          (91,778,276)
   Net (increase) decrease in investment in Belvedere Capital                            2,977,326             (366,533)
   (Increase) decrease in short-term investments                                         1,705,915           (1,535,825)
   Minority interests in net income of
    controlled subsidiaries                                                              1,967,618              784,176
                                                                                    -----------------   ------------------
Net cash flows from (for) operating activities                                         $ 5,094,216         $(88,458,617)
Cash Flows From (For) Financing Activities
   Proceeds from Credit Facility                                                       $         -         $ 99,000,000
   Payments on behalf of investors (selling commissions)                                         -           (3,159,019)
   Payments for Fund Shares redeemed                                                    (3,703,970)            (549,113)
   Payment of distributions to minority shareholders                                    (1,914,700)            (194,595)
   Payment on mortgage                                                                           -              (12,183)
                                                                                    -----------------   ------------------
Net cash flows from (for) financing activities                                         $(5,618,670)        $ 95,085,090
                                                                                    -----------------   ------------------
Net decrease (increase) in cash                                                        $  (524,454)        $  6,626,473

Cash at beginning of period                                                            $10,001,955         $          -
                                                                                    -----------------   ------------------
Cash at end of period                                                                  $ 9,477,501         $  6,626,473
                                                                                    =================   ==================

* For the period from the start of business, March 14, 2001, to June 30, 2001.


                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                       Six Months            Period
                                                                                         Ended                Ended
                                                                                        June 30,            June 30,
                                                                                          2002                2001*
                                                                                    -----------------   ------------------
Supplemental Disclosure of Non-cash Investing and
Financing Activities-
  Change in unrealized appreciation (depreciation) of investments and
   open swap contracts                                                                $(201,548,595)       $ (7,268,008)
  Interest paid for loan-Credit Facility                                              $   2,184,379        $    626,758
  Interest paid for mortgages                                                         $  12,347,318        $  2,862,469
  Interest paid for swap contracts                                                    $   3,838,748        $    151,622
  Market value of securities distributed in payment of redemptions                    $  25,716,535        $  1,497,392
  Market value of real property and other assets, net of current liabilities, assumed in conjunction with acquisition of real
   estate investments                                                                 $           -        $384,358,110
  Mortgage assumed in connection with acquisition of real estate
   investments                                                                        $           -        $265,142,975
  Securities contributed by Fund Shareholders, invested in
   Belvedere Capital                                                                  $           -        $853,093,766

* For the period from the start of business, March 14, 2001, to June 30, 2001.


                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC as of June 30, 2002
Consolidated Financial Statements (Continued)

FINANCIAL HIGHLIGHTS (UNAUDITED)
--------------------------------------------------------------------------------
For the Six Months Ended June 30, 2002
--------------------------------------------------------------------------------
NET ASSET VALUE - BEGINNING OF PERIOD                                  $98.370
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income (6)                                              $ 0.290
Net realized and unrealized loss                                        (12.40)
--------------------------------------------------------------------------------
TOTAL LOSS FROM OPERATIONS                                             $(12.11)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET ASSET VALUE - END OF PERIOD                                        $86.260
TOTAL RETURN (1)                                                        (12.31)%
--------------------------------------------------------------------------------


                                                                         AS A PERCENTAGE          AS A PERCENTAGE
                                                                         OF AVERAGE NET           OF AVERAGE GROSS
RATIOS                                                                      ASSETS(5)                ASSETS (2)(5)
-------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
  Interest and other borrowing costs(4)                                     1.15% (3)                0.88% (3)
  Operating expenses(4)                                                     1.22% (3)                0.93% (3)
Belport Capital Fund LLC Expenses
  Interest and other borrowing costs(7)                                     0.78% (3)                0.60% (3)
  Investment advisory and administrative fees,
   servicing fees and other Fund operating expenses(7)(8)                   1.12% (3)                0.85% (3)
                                                                         -----------------------------------------------
Total expenses(8)(9)                                                        4.27% (3)                3.26% (3)
Net investment income(9)                                                    0.62% (3)                0.47% (3)
------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA
-------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                          $1,506,253
Portfolio Turnover of Tax-Managed Growth Portfolio                                                         13%
-------------------------------------------------------------------------------------------------------------------------

(1) Total return is calculated assuming a purchase at the net asset value on the first day and a sale at the net asset value on the last day of the period. Distributions, if any, are assumed reinvested at the net asset value on the reinvestment date. Total return is not calculated on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belport Capital Fund LLC (not including its investment in Belport Realty Corporation (BRC)) plus all assets of BRC, without reduction by any liabilities. For this purpose, the assets of BRC's controlled subsidiaries are reduced by the proportionate interest therein of investors other than BRC.
(3)  Annualized.
(4) Ratio includes BRC's proportional share of expenses incurred by its majority-owned subsidiaries.
(5) For the purpose of calculating ratios, the income and expenses of BRC's controlled subsidiaries are reduced by the proportionate interest therein of investors other than BRC.
(6)  Calculated using average shares outstanding.
(7) Ratio includes the expenses of Belport Capital Fund LLC and BRC, for which Belport Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of other real estate subsidiaries.
(8) Ratio includes Belport Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(9) The expenses reflect a reduction of the investment advisory and administrative fees. Had such actions not been taken, the ratios of total expenses to average net assets and average gross assets would have been 4.37% and 3.34%, respectively, and the ratios of net investment income to average net assets and average gross assets would have been 0.52% and 0.39%, respectively.


                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC as of June 30, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

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

The allocation of Belport Capital's net asset value per Share of $86.26 and $98.37 as of June 30, 2002 and December 31, 2001 respectively, between Preferred and Common Shares that have been restructured is as follows:

                                                  PER SHARE VALUE AT                     PER SHARE VALUE AT
                                                     JUNE 30, 2002                        DECEMBER 31, 2001
                                         ------------------- ------------------ ------------------- ------------------
                                             PREFERRED            COMMON            PREFERRED            COMMON
DATE OF CONTRIBUTION                           SHARES             SHARES              SHARES             SHARES
---------------------------------------- ------------------- ------------------ ------------------- ------------------
May 23, 2001                             $     86.26         $        -                 N/A*               N/A*
July 26, 2001                            $     86.26         $        -         $     94.71         $     3.66

* There were no Estate Freeze participants from the May 23, 2001 closing as of December 31, 2001.

3 Investment Transactions

Increases and decreases of the Belport Capital's investment in Belvedere Capital for the six months ended June 30, 2002 aggregated $12,161,350 and $40,855,212, respectively, and for the period from the start of business, March 14, 2001, to June 30, 2001 aggregated $859,755,930 and $7,755,356, respectively. There were no purchases or sales of Partnership Preference Units for the six months ended June 30, 2002. For the period from the start of business, March 14, 2001 to June 30, 2001, purchases and sales of Partnership Preference Units aggregated $9,386,616 and $9,386,616, respectively. For the six months ended June 30, 2002, there were no acquisitions or sales of other real estate investments. For the period from the start of business, March 14, 2001 to June 30, 2001, acquisitions and sales of other real estate investments aggregated $91,778,276 and $0, respectively.

Purchases and sales of Partnership Preference Units and acquisitions of other real estate investments during the period from the start of business, March 14, 2001, to June 30, 2001, represent amounts purchased from and sold to other funds sponsored by Eaton Vance Management (EVM).

4 Indirect Investment in Portfolio

Belvedere Capital's interest in Tax Managed Growth Portfolio (the Portfolio) at June 30, 2002 was $9,414,074,868 representing 57.0% of the Portfolio's net assets and at June 30, 2001 was $9,970,047,835, representing 54.6% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at June 30, 2002 was $1,541,299,575 representing 16.4% of Belvedere Capital's net assets and at June 30, 2001 was $842,321,823, representing 8.5% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2002 totaled $59,178,086, of which $9,902,781 was allocated to Belport Capital. Investment income allocated to Belvedere Capital from the Portfolio for the period from the start of business, March 14, 2001, to June 30, 2001 totaled $28,134,335, of which $1,801,133 was allocated to Belport Capital. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2002 totaled $22,716,704, of which $3,807,061 was allocated to Belport Capital. Expenses allocated to Belvedere Capital from the Portfolio for the period from the start of business, March 14, 2001, to June 30, 2001 totaled $12,819,220, of which $813,404 was allocated to Belport Capital. Belvedere Capital allocated additional expenses to Belport Capital of $1,299,656 for the six months ended June 30, 2002, representing $32,306 of operating expenses and $1,267,350 of service fees. Belvedere Capital allocated additional expenses to Belport Capital of $283,465, for the period from the start of business, March 14, 2001, to June 30, 2001, representing $6,455 of operating expenses and $277,010 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at June 30, 2002, December 31, 2001 and at June 30, 2001 and its operations for the six months ended June 30, 2002, the year ended December 31, 2001 and for the period from the start of business, March 14, 2001, to June 30, 2001 follows:

                                         June 30,             December 31,              June 30,
                                           2002                   2001                    2001
                                    -------------------- ------------------------ ---------------------
Investments, at value                   $16,438,266,069     $18,312,992,768          $18,239,311,489
Other Assets                                258,245,026          23,229,223               19,932,030
----------------------------------- -------------------- ------------------------ ---------------------
Total Assets                            $16,696,511,095     $18,336,221,991          $18,259,243,519
Total Liabilities                           171,302,142             357,011                  463,366
----------------------------------- -------------------- ------------------------ ---------------------
Net Assets                              $16,525,208,953     $18,335,864,980          $18,258,780,153
=================================== ==================== ======================== =====================
Dividends and interest                  $   104,789,317     $   150,792,607          $    51,501,072
----------------------------------- -------------------- ------------------------ ---------------------
Investment adviser fee                  $    38,983,369     $    61,024,040          $    23,033,876
Other expenses                                1,249,484           1,633,741                  432,108
----------------------------------- -------------------- ------------------------ ---------------------
Total expenses                          $    40,232,853     $    62,657,781          $    23,465,984
----------------------------------- -------------------- ------------------------ ---------------------
Net investment income                   $    64,556,464     $    88,134,826          $    28,035,088
Net realized losses                        (198,388,599)       (383,002,016)             (35,587,550)
Net change in unrealized gains
(losses)                                 (1,921,047,828)         46,979,377              413,766,880
----------------------------------- -------------------- ------------------------ ---------------------
Net increase (decrease) in net
assets from operations                  $(2,054,879,963)    $  (247,887,813)         $   406,214,418
----------------------------------- -------------------- ------------------------ ---------------------

5 Interest Rate Swap Agreements

Belport Capital has entered into current and forward interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2002 and December 31, 2001, Belport Capital has entered into interest rate swap agreements with Citibank, N.A. and Merrill Lynch Capital Services, Inc.

                                                                             Unrealized           Unrealized
               Notional                                                     Appreciation         Appreciation
                Amount                                                     (Depreciation)       (Depreciation)
  Effective     (000's        Fixed         Floating       Termination      at June 30,        at December 31,
    Date       omitted)       Rate            Rate            Date              2002                2001
-------------- ----------- ------------ ----------------- -------------- -------------------- -------------------
03/01            $49,080     5.8075%      Libor + 0.40%         3/08        $(1,926,351)         $   452,595
05/01             73,980     5.7900%      Libor + 0.40%         3/08         (2,990,428)            (797,634)
07/01             34,905     5.9950%      Libor + 0.40%         3/08         (1,780,389)            (767,018)
12/01             57,509     5.8410%      Libor + 0.40%         3/08         (2,465,573)            (786,962)
03/08             49,080     6.4500%      Libor + 0.40%         2/10             93,346             (538,733)
03/08             73,980     6.9200%      Libor + 0.40%         9/10           (411,379)              93,744
-------------- ----------- ------------ ----------------- -------------- -------------------- -------------------
Total                                                                       $(9,480,774)         $(2,344,008)
-------------- ----------- ------------ ----------------- -------------- -------------------- -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002, COMPARED TO THE QUARTER ENDED JUNE 30, 2001

Belport Capital Fund LLC and its subsidiaries (collectively, the Fund) achieved a total return of -12.39% for the quarter ended June 30, 2002. This return reflects a decrease in the Fund's net asset value per share from $98.46 to $86.26 during the period. For comparison, the Standard & Poor's 500 Index (the "S&P 500"), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -13.39% over the same period. Investors cannot invest directly in an Index. For the quarter ended June 30, 2001, the Fund's total return was 5.9%. This return reflected an increase in the Fund's net asset value per share from $96.93 to $102.68 during that period.

Economic growth as measured by Gross Domestic Product slowed in the second quarter of 2002, increasing at a lower than expected rate. The overall equity markets and all major U.S. equity indices continued to post negative returns as occurred in the first quarter of the year. Economic uncertainty and volatility increased during the quarter with reports of corporate malfeasance and accounting fraud. In general, smaller capitalization stocks outperformed larger capitalization stocks, and a value investment style continued to outperform growth. The best performing sector in the S&P 500 for the second quarter of 2002 was materials, followed by consumer staples and energy. Looking back a year ago, consumer cyclicals was the best second quarter sector performer followed by basic materials and transportation.

In this environment of increased volatility, the performance of the Tax-Managed Growth Portfolio (the Portfolio) fared better than the overall market. The Portfolio maintained an overweighted stance in the consumer discretionary sector, and gradually reduced health care positions, especially in biotechnology and pharmaceutical stocks. The Portfolio's emphasis on industrial company investments, especially in the airfreight and aerospace defense areas, proved to be prudent. Property and casualty insurance names as well as service providers positively contributed to the performance in the quarter. Lack of earnings visibility and continuing structural overcapacity reinforced the Portfolio's cautious stance in telecommunications and information technology groups.

The combined impact on performance of the Fund's investments and activities outside of the Portfolio was modestly negative during the period. The performance of the Fund trailed that of the Portfolio by approximately -0.7% for the quarter ended June 30, 2002. The Fund's investments in its two real estate joint ventures generally performed well, despite continuing weakness in multifamily fundamentals in many U.S. markets. The Fund's investments in real estate partnership preference units benefited from lower interest rates and tightening spreads in income-oriented securities, particularly in real estate related securities. The value of the Fund's holdings in interest rate swaps declined as interest rates fell. For the quarter ended June 30, 2001, the performance of the Fund exceeded that of the Portfolio by approximately 0.3%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO THE PERIOD ENDED JUNE 30, 2001

The Fund's total return for the six months ended June 30, 2002 was -12.31%. This return reflects a decrease in the Fund's net asset value per share from $98.37 to $86.26 during the period. For comparison, the S&P 500 had a total return of -13.15% over the same period. For the period from the start of business, March 14, 2001 to June 30, 2001, the Fund's total return was 2.68%. This return reflected an increase in the Fund's net asset value per share from $100.00 to $102.68 during that period. Because the Fund commenced investment operations on March 14, 2001, there is no comparative performance for the first half of 2001.

During the first half of 2002, overall equity markets and major equity indices continued to post negative returns. Continuing economic uncertainty and increased volatility caused by issues relating to corporate governance, accounting, and geopolitical uncertainties have created a difficult investment environment. During the period, smaller capitalization stocks generally outperformed larger capitalization stocks, and a value investment style continued to outperform growth.

The Portfolio delivered better results than the overall market in the first six months of 2002. The Portfolio maintained an overweighted stance in the consumer discretionary and consumer staples sectors, as it did in the first half of 2001. The Portfolio gradually reduced health care positions, especially in biotechnology and pharmaceutical stocks. The Portfolio's continued emphasis on industrial company investments, especially in the airfreight logistics and aerospace defense areas, proved to be prudent. Lack of earning visibility and continuing structural overcapacity reinforced the Portfolio's cautious weighting in telecommunications and information technology groups. The two aforementioned groups were de-emphasized last year as well.

The combined impact on performance of the Fund's investments and activities outside of the Portfolio was modestly negative during the period. The performance of the Fund trailed that of the Portfolio by approximately -1.4% for the six months ended June 30, 2002. The Fund's investments in real estate partnership preference units benefited from lower interest rates and tightening spreads in income-oriented securities, particularly in real estate related securities. The Fund's investments in real estate joint ventures suffered from continuing weakness in multifamily fundamentals in many U.S. markets, including those in which the ventures operate. The value of the Fund's holdings in interest rate swaps declined as interest rates fell. Because the Fund commenced investment operations on March 14, 2001, there is no comparative performance for the first half of 2001.

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

As of June 30, 2002 and 2001, the unrealized (depreciation) appreciation related
to  the  interest  rate  swap  agreements  was   $(9,480,774)   and  $2,026,525,
respectively.

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

The Fund believes its more significant estimates and assumptions used in preparation of its consolidated financial statements are affected by its critical accounting policies for the Fund's real estate investments and interest rate swap contracts. Prices are not readily available for these types of investments and therefore they are valued as determined in good faith by Boston Management and Research (Investment Adviser) on an ongoing basis.

In estimating the value of the Fund's investments in real estate, the Investment Adviser takes into account all relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. The Investment Adviser, in determining the value of interest rate swaps, may consider among other things, dealer and counter-party quotes and pricing models.

The policies for real estate investments involve significant judgments that are based upon, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in Belport Realty Corporation (BRC) fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. The value of interest rate swaps may be subject to wide swings in valuation caused by changes in interest rates and in the prices of the underlying instrument and the interest rate swap may be difficult to value since such instrument may be considered illiquid.

Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 to the consolidated financial statements.

                                             Interest Rate Sensitivity
                                Principal (Notional) Amount by Contractual Maturity
                                       For the Twelve Months Ended June 30,

                                     2003-2007                   Thereafter       Total           Fair Value
                    ------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
-------------------
Long term debt -
Variable rate
Credit Facility                                                 $231,000,000   $231,000,000       $231,000,000
Average
Interest rate                                                    1.80%          1.80%

Rate sensitive
derivative
financial
instruments:
-------------------
Pay fixed/
Receive
variable interest
rate swap
contracts                                                       $338,534,297   $338,534,297       $(9,480,774)
Average pay
   rate                                                          6.16%          6.16%
Average
   receive rate                                                  1.80%          1.80%

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Although in the ordinary course of business, the Fund, BRC or the real estate investments in which BRC has equity interests may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which the Fund or BRC is a party or of which any of BRC's real estate investments is the subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a)  Exhibits

     21   List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on August 14, 2002.


                                BELPORT CAPITAL FUND LLC
                                (Registrant)

                                By: EATON VANCE MANAGEMENT,
                                    its Manager


                                By:     /s/ James L. O'Connor
                                        ----------------------------------
                                        James L. O'Connor
                                        Vice President


                                By:     /s/ William M. Steul
                                        ----------------------------------
                                        William M. Steul
                                        Chief Financial Officer