Form 10-Q
period 2002-09-30
BELPORT CAPITAL FUND LLC
filed 2002-11-14
CIK 1138602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                          Commission File No. 000-49775


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
                                ------------


                                      None
                                      ----
Former Name, Former Address and Former Fiscal Year, if changed since last report




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

PART I - FINANCIAL INFORMATION                                              Page

Item 1. Condensed Consolidated Financial Statements

          Condensed  Consolidated  Statements  of Assets and
          Liabilities  as of September  30,  2002  (Unaudited)
          and  December  31, 2001                                              3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended September  30,  2002 and 2001
          and for the  Nine  Months Ended September 30, 2002 and
          Period Ended September 30, 2001                                      4

          Condensed Consolidated Statements of Changes in Net Assets
          (Unaudited) for the Nine Months Ended  September 30, 2002
          and for the Period Ended September 30, 2001                          6

          Condensed  Consolidated  Statements of Cash Flows
          (Unaudited) for the Nine  Months  Ended  September
          30,  2002  and  for the  Period  Ended September 30, 2001            7

          Financial Highlights (Unaudited) for the Nine Months Ended
          September 30, 2002                                                   9

          Notes to Condensed  Consolidated  Financial Statements as
          of September 30, 2002 (Unaudited)                                   10

Item 2.   Management's  Discussion  and  Analysis  of  Financial
          Condition  and Results of Operations                                13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          16

Item 4.   Controls and Procedures                                             17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   19

Item 2.   Changes in Securities and Use of Proceeds                           19

Item 3.   Defaults Upon Senior Securities                                     19

Item 4.   Submission of Matters to a Vote of Security Holders                 19

Item 5.   Other Information                                                   19

Item 6.   Exhibits and Reports                                                19


SIGNATURES                                                                    20

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                         September 30,
                                                                                             2002              December 31,
                                                                                          (Unaudited)              2001
                                                                                      -------------------   ------------------
Assets:
  Investment in Belvedere Capital Fund Company LLC                                     $1,297,737,552        $1,762,622,297
  Investment in Partnership Preference Units                                               96,704,925            92,501,000
  Investment in other real estate                                                         497,826,255           518,617,126
  Short-term investments                                                                            -             1,705,915
                                                                                      -------------------   ------------------
      Total investments                                                                $1,892,268,732        $2,375,446,338
  Cash                                                                                      9,970,448            10,001,955
  Escrow deposits - restricted                                                              5,727,499             2,081,850
  Dividends and interest receivable                                                           570,711               570,625
  Other assets                                                                              2,952,972             3,374,095
                                                                                      -------------------   ------------------
      Total assets                                                                     $1,911,490,362        $2,391,474,863
                                                                                      -------------------   ------------------

Liabilities:
  Loan payable on Credit Facility                                                      $  226,000,000        $  231,000,000
  Mortgages payable                                                                       361,107,500           361,107,500
  Open interest rate swap contracts, at value                                              25,952,663             2,344,008
  Payable for Fund Shares redeemed                                                            692,050                     -
  Security deposits                                                                           876,970               948,853
  Swap interest payable                                                                       192,570               170,110
  Accrued expenses:
    Interest expense                                                                        2,468,894             2,556,850
    Property taxes                                                                          5,668,181             1,698,822
    Other expenses and liabilities                                                          3,965,600             3,059,258
  Minority interests in controlled subsidiaries                                            32,649,498            39,431,598
                                                                                      -------------------   ------------------
      Total liabilities                                                                $  659,573,926        $  642,316,999
                                                                                      -------------------   ------------------
Net assets                                                                             $1,251,916,436        $1,749,157,864

Shareholders' Capital
                                                                                      -------------------   ------------------
  Shareholders' capital                                                                $1,251,916,436        $1,749,157,864
                                                                                      -------------------   ------------------

Shares Outstanding                                                                         17,347,349            17,782,241
                                                                                      -------------------   ------------------

Net Asset Value and Redemption Price Per Share                                         $        72.17        $        98.37
                                                                                      -------------------   ------------------

            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations
(Unaudited)

                                                           Three Months       Three Months       Nine Months
                                                               Ended              Ended              Ended          Period Ended
                                                           September 30,     September 30,      September 30,      September 30,
                                                               2002               2001               2002              2001*
                                                          ----------------  -----------------  -----------------  ----------------
 Investment Income:
     Dividends allocated from Belvedere Capital
        (net of foreign taxes of $41,726, $24,069,
         $157,633 and $37,761, respectively)                  $ 4,650,371        $ 2,766,008        $14,282,749       $ 4,459,822
     Interest allocated from Belvedere Capital                    106,853            172,902            377,256           280,221
     Expenses allocated from Belvedere Capital                 (2,150,164)        (1,542,279)        (7,256,881)       (2,639,148)
                                                          ----------------  -----------------  -----------------  ----------------
     Net investment income allocated from
         Belvedere Capital                                    $ 2,607,060        $ 1,396,631        $ 7,403,124       $ 2,100,895
     Dividends from Partnership Preference Units                2,203,828                  -          6,611,484                 -
     Rental income                                             16,739,175         12,459,977         50,830,877        24,439,744
     Interest                                                      31,529            100,188            116,359           180,430
                                                          ----------------  -----------------  -----------------  ----------------
 Total investment income                                      $21,581,592        $13,956,796        $64,961,844       $26,721,069
                                                          ----------------  -----------------  -----------------  ----------------

 Expenses:
     Investment advisory and administrative fees              $ 1,301,705        $ 1,023,426        $ 4,216,757       $ 1,730,995
     Property management fees                                     671,594            505,571          2,043,903           973,831
     Distribution and servicing fees                              660,900            497,827          2,325,104           840,316
     Interest expense on mortgages                              6,259,455          4,603,396         18,667,374         9,029,231
     Interest expense on Credit Facility                        1,304,389          1,469,056          3,951,137         2,414,988
     Interest expense on swap contracts                         2,039,806            489,064          5,897,813           680,525
     Property and maintenance expense                           4,181,159          2,847,393         11,905,536         5,322,852
     Property taxes and insurance                               2,194,962          1,483,172          6,110,974         2,605,457
     Miscellaneous                                                129,962            670,466            740,107         1,488,881
                                                          ----------------  -----------------  -----------------  ----------------
Total expenses                                                $18,743,932        $13,589,371        $55,858,705       $25,087,076
Deduct-
    Reduction of investment advisory
     and administrative fees                                     (341,941)          (252,048)        (1,175,044)         (424,180)
                                                          ----------------  -----------------  -----------------  ----------------
Net expenses                                                  $18,401,991        $13,337,323        $54,683,661       $24,662,896
                                                          ----------------  -----------------  -----------------  ----------------
Net investment income before minority                         $ 3,179,601        $   619,473        $10,278,183       $ 2,058,173
   interests in net income of controlled
   subsidiaries
Minority interests in net income
    of controlled subsidiaries                                   (776,108)          (768,931)        (2,743,726)       (1,553,107)
                                                          ----------------  -----------------  -----------------  ----------------
Net investment income (loss)                                  $ 2,403,493        $  (149,458)       $ 7,534,457       $   505,066
                                                          ----------------  -----------------  -----------------  ----------------
* For the period from the start of business,  March 14, 2001,  to September  30, 2001.

            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of  Operations
(Unaudited) (Continued)

                                                           Three Months      Three Months        Nine Months
                                                               Ended             Ended              Ended          Period Ended
                                                          September 30,      September 30,      September 30,     September 30,
                                                               2002              2001               2002              2001*
                                                         ----------------- ------------------ ------------------ -----------------
Realized and Unrealized Gain (Loss)
Net realized loss -
  Investment transactions from Belvedere
    Capital  (identified cost basis)                      $ (25,127,027)     $ (13,477,042)     $ (42,193,324)    $ (14,974,392)
                                                         ----------------- ------------------ ------------------ -----------------
Net realized loss                                         $ (25,127,027)     $ (13,477,042)     $ (42,193,324)    $ (14,974,392)
                                                         ----------------- ------------------ ------------------ -----------------
Change in unrealized appreciation (depreciation)-
  Investment in Belvedere Capital
    (identified cost basis)                               $(207,683,986)     $(142,555,289)     $(388,042,613)    $(151,440,954)
  Investments in Partnership Preference Units
    (identified cost basis)                                   1,594,900            154,700          4,203,925           154,700
  Investments in other real estate investments
    (net of minority interests in unrealized
    gain (loss) of controlled subsidiaries of
    $162, $610,721, $(6,753,024)
    and $(1,205,825), respectively)                                (162)          (610,721)       (16,662,389)       (1,019,589)
  Interest rate swap contracts                              (16,471,889)        (8,644,975)       (23,608,655)       (6,618,450)
                                                         ----------------- ------------------ ------------------ -----------------
Net change in unrealized
  appreciation (depreciation)                             $(222,561,137)     $(151,656,285)     $(424,109,732)    $(158,924,293)
                                                         ----------------- ------------------ ------------------ -----------------

Net realized and unrealized loss                          $(247,688,164)     $(165,133,327)     $(466,303,056)    $(173,898,685)
                                                         ----------------- ------------------ ------------------ -----------------
Net decrease in net assets from
  operations                                              $(245,284,671)     $(165,282,785)     $(458,768,599)    $(173,393,619)
                                                         ================= ================== ================== =================

* For the period from the start of business,  March 14, 2001,  to September  30, 2001.

            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                             Nine Months             Period
                                                                                 Ended                Ended
                                                                          September 30, 2002   September 30, 2001*
                                                                          -------------------  --------------------
Increase (Decrease) in Net Assets:
  Net investment income                                                    $    7,534,457        $      505,066
  Net realized loss on investment transactions                                (42,193,324)          (14,974,392)
  Net change in unrealized appreciation (depreciation) of
    investments                                                              (424,109,732)         (158,924,293)
                                                                          -------------------  --------------------
  Net decrease in net assets from operations                               $ (458,768,599)       $ (173,393,619)
                                                                          -------------------  --------------------

Transactions in Fund Shares -
  Investment securities contributed                                        $            -        $1,205,813,049
  Less - Selling commissions                                                            -            (4,699,332)
                                                                          -------------------  --------------------
  Net contributions                                                        $            -        $1,201,113,717
  Net asset value of Fund Shares redeemed                                     (38,472,829)           (3,469,846)
                                                                          -------------------  --------------------
Net increase (decrease) in net assets from Fund Share transactions         $  (38,472,829)       $1,197,643,871
                                                                          -------------------  --------------------

Net increase (decrease) in net assets                                      $ (497,241,428)       $1,024,250,252

Net assets:
  At beginning of period                                                   $1,749,157,864        $            -
                                                                          -------------------  --------------------
  At end of period                                                         $1,251,916,436        $1,024,250,252
                                                                          ===================  ====================

* For the period from the start of business,  March 14, 2001,  to September  30, 2001.

            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                            Nine Months            Period
                                                                                               Ended               Ended
                                                                                          September 30,         September 30,
                                                                                               2002                 2001*
                                                                                        ------------------- -------------------
Cash Flows From (For) Operating Activities -
Net decrease in net assets from operations                                               $(458,768,599)      $(173,393,619)
Adjustment to reconcile net decrease in net assets from operations to net cash flows from (for) operating activities -
   Net investment income allocated from Belvedere Capital                                   (7,403,124)         (2,100,895)
   Amortization of debt issuance costs                                                         164,875              94,681
   Increase in escrow deposits                                                              (3,645,649)           (130,859)
   Decrease in other assets                                                                    256,248             258,961
   Increase in dividends and interest receivable                                                   (86)                  -
   Increase in minority interest                                                                     -             646,000
   Increase in interest payable for open swap contracts                                         22,460             131,390
   Increase in security deposits, accrued interest and other accrued expenses
    and liabilities                                                                            746,503           2,353,833
   Increase in accrued property taxes                                                        3,969,359           1,753,574
   Improvements to rental property                                                          (2,624,541)         (1,514,606)
   Purchases of Partnership Preference Units                                                         -         (44,291,616)
   Cash assumed in connection with acquisition of other
    real estate investments                                                                          -           1,915,787
   Sales of Partnership Preference Units                                                             -           9,386,616
   Payments for investments in other real estate                                                     -         (91,778,276)
   Net decrease in investment in Belvedere Capital                                           8,959,900           1,824,884
   (Increase) decrease in short-term investments                                             1,705,915            (883,832)
   Minority interests in net income of controlled subsidiaries                               2,743,726           1,553,107
   Net realized loss on investment transactions                                             42,193,324          14,974,392
   Net change in unrealized (appreciation) depreciation of investments                     424,109,732         158,924,293
                                                                                        ------------------- -------------------
Net cash flows from (for) operating activities                                           $  12,430,043       $(120,276,185)

Cash Flows From (For) Financing Activities -
   Proceeds from (repayment of) Credit Facility                                          $  (5,000,000)      $ 136,000,000
   Payments on behalf of investors (selling commissions)                                             -          (4,699,332)
   Payments for Fund Shares redeemed                                                        (4,688,748)         (1,825,338)
   Payment on mortgage                                                                               -             (49,154)
   Payments of distributions to minority shareholders                                       (2,772,802)           (617,373)
                                                                                        --------------------------------------
Net cash flows from (for) financing activities                                           $ (12,461,550)      $ 128,808,803

Net increase (decrease) in cash                                                          $     (31,507)      $   8,532,618

Cash at beginning of period                                                              $  10,001,955       $           -
                                                                                        ------------------  ------------------
Cash at end of period                                                                    $   9,970,448       $   8,532,618
                                                                                        ==================  ==================

*For the period from the start of  business,  March 14, 2001,  to September  30, 2001.

            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                           Nine Months            Period
                                                                                              Ended                Ended
                                                                                          September 30,       September 30,
                                                                                              2002                2001*
                                                                                        ------------------  -------------------
Supplemental Disclosure of Non-cash Investing and
Financing Activities-
  Securities contributed by Fund Shareholders, to Belvedere Capital Fund
   Company LLC                                                                           $         -         $ 1,205,813,049
  Interest paid for loan-Credit Facility                                                 $ 3,261,526         $     1,758,504
  Interest paid for swap contracts                                                       $ 5,875,353         $       549,135
  Interest paid for mortgages                                                            $18,539,364         $     7,416,789
  Market value of securities distributed in payment of redemptions                       $33,092,031         $     1,644,508
  Market value of real property and other assets, net of current
   liabilities, assumed in conjunction with acquisition of real estate                   $         -         $   382,442,323
   investments
  Mortgage assumed in connection with acquisition of real
   estate investments                                                                    $         -         $   265,142,975

* For the period from the start of business,  March 14, 2001,  to September  30, 2001.

            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of September 30, 2002
Condensed Consolidated Financial Statements (Continued)

FINANCIAL HIGHLIGHTS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
NET ASSET VALUE - BEGINNING OF PERIOD                                                                    $      98.370
------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                                                                $       0.428
Net realized and unrealized loss                                                                               (26.628)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LOSS FROM OPERATIONS                                                                               $     (26.200)
------------------------------------------------------------------------------------------------------------------------------------
NET ASSET VALUE - END OF PERIOD                                                                          $      72.170

TOTAL RETURN (1)                                                                                                (26.63)%
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 AS A PERCENTAGE         AS A PERCENTAGE
                                                                                  OF AVERAGE NET         OF AVERAGE GROSS
RATIOS                                                                              ASSETS(5)             ASSETS (2)(5)
------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
    Interest and other borrowing costs  (4)                                         1.23% (3)                   0.92% (3)
    Operating expenses  (4)                                                         1.33% (3)                   1.00% (3)
Belport Capital Fund LLC Expenses
   Interest and other borrowing costs  (7)                                          0.84% (3)                   0.63% (3)
   Investment advisory and administrative fees,
     servicing fees and other Fund operating expenses (7)(8)                        1.13% (3)                   0.84% (3)
                                                                              -----------------------------------------------
Total expenses  (8) (9)                                                             4.53% (3)                   3.39% (3)
Net investment income  (9)                                                          0.64% (3)                   0.48% (3)
-----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA
Net assets, end of period (000's omitted)                                                                 $1,251,916
Portfolio Turnover of Tax-Managed Growth Portfolio                                                                16%
------------------------------------------------------------------------------------------------------------------------------

(1) Total return is calculated assuming a purchase at the net asset value on the first day and a sale at the net asset value on the last day of the period. Distributions, if any, are assumed reinvested at the net asset value on the reinvestment date. Total return is not calculated on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belport Capital Fund LLC (not including its investment in Belport Realty Corporation (BRC)) plus all assets of BRC, without reduction by any liabilities. For this purpose, the assets of BRC's controlled subsidiaries are reduced by the proportionate interest therein of investors other than BRC.
(3)  Annualized.
(4) Ratio includes BRC's proportional share of expenses incurred by its majority-owned subsidiaries.
(5) For the purpose of calculating ratios, the income and expenses of BRC's controlled subsidiaries are reduced by the proportionate interest therein of investors other than BRC.
(6)  Calculated using average shares outstanding.
(7) Ratio includes the expenses of Belport Capital Fund LLC and BRC, for which Belport Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of other real estate subsidiaries.
(8) Ratio includes Belport Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(9) The expenses reflect a reduction of the investment advisory and administrative fees. Had such actions not been taken, the ratios of total expenses to average net assets and average gross assets would have been 4.63% and 3.46%, respectively, and the ratios of net investment income to average net assets and average gross assets would have been 0.54% and 0.41%, respectively.


            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of September 30, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belport Capital Fund LLC (Belport Capital) and its subsidiaries (collectively, the Fund) have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2001, has been derived from the December 31, 2001 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

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

The allocation of Belport Capital's net asset value per Share of $72.17 and $98.37 as of September 30, 2002 and December 31, 2001 respectively, between Preferred and Common Shares that have been restructured is as follows:

                                                  PER SHARE VALUE AT                     PER SHARE VALUE AT
                                                  SEPTEMBER 30, 2002                      DECEMBER 31, 2001
                                         ------------------- ------------------ ------------------- ------------------
                                             PREFERRED            COMMON            PREFERRED            COMMON
DATE OF CONTRIBUTION                           SHARES             SHARES              SHARES             SHARES
---------------------------------------- ------------------- ------------------ ------------------- ------------------
May 23, 2001                             $     72.17         $        -                 N/A*               N/A*
July 26, 2001                            $     72.17         $        -         $     94.71         $     3.66

* There were no Estate Freeze participants from the May 23, 2001 closing as of December 31, 2001.

3 Investment Transactions

Increases and decreases of the Belport Capital's investment in Belvedere Capital for the nine months ended September 30, 2002 aggregated $16,786,220 and $58,838,152, respectively, and for the period from the start of business, March 14, 2001, to September 30, 2001 aggregated $1,216,352,030 and $14,008,371, respectively. There were no purchases or sales of Partnership Preference Units for the nine months ended September 30, 2002. For the period from the start of business, March 14, 2001 to September 30, 2001, purchases and sales of Partnership Preference Units aggregated $44,291,616 and $9,386,616, respectively. For the nine months ended September 30, 2002, there were no acquisitions or sales of other real estate investments. For the period from the start of business, March 14, 2001 to September 30, 2001, acquisitions and sales of other real estate investments aggregated $91,778,276 and $0, respectively.

Purchases and sales of Partnership Preference Units during the period from the start of business, March 14, 2001, to September 30, 2001, represent amounts purchased from and sold to other funds sponsored by Eaton Vance Management
(EVM). Acquisitions of other real estate investments include amounts purchased from other funds sponsored by EVM.

4 Indirect Investment in Portfolio

Belvedere Capital's interest in Tax Managed Growth Portfolio (the Portfolio) at September 30, 2002 was $8,043,904,602 representing 58.6% of the Portfolio's net assets and at September 30, 2001 was $8,914,385,448, representing 55.5% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at September 30, 2002 was $1,297,737,552 representing 16.1% of Belvedere Capital's net assets and at September 30, 2001 was $1,038,029,208, representing 11.6% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2002 totaled $88,799,143, of which $14,660,005 was allocated to Belport Capital. Investment income allocated to Belvedere Capital from the Portfolio for the period from the start of business, March 14, 2001, to September 30, 2001 totaled $55,127,316, of which $4,740,043 was allocated to Belport Capital. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2002 totaled $32,657,939, of which $5,411,033 was allocated to Belport Capital. Expenses allocated to Belvedere Capital from the Portfolio for the period from the start of business, March 14, 2001, to September 30, 2001 totaled $23,495,996, of which $1,956,589 was allocated to Belport Capital. Belvedere Capital allocated additional expenses to Belport Capital of $1,845,848 for the nine months ended September 30, 2002, representing $49,018 of operating expenses and $1,796,830 of service fees. Belvedere Capital allocated additional expenses to Belport Capital of $682,559, for the period from the start of business, March 14, 2001, to September 30, 2001, representing $16,471 of operating expenses and $666,088 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at September 30, 2002, December 31, 2001 and at September 30, 2001 and its operations for the nine months ended September 30, 2002, the period ended December 31, 2001 and for the period from the start of business, March 14, 2001, to September 30, 2001 follows:

                                       September 30,          December 31,           September 30,
                                           2002                   2001                    2001
                                    -------------------- ------------------------ ---------------------
Investments, at value                  $ 13,713,440,772          $18,312,992,768      $ 15,879,363,685
Other Assets                                 59,906,476               23,229,223           247,862,763
----------------------------------- -------------------- ------------------------ ---------------------
Total Assets                           $ 13,773,347,248          $18,336,221,991      $ 16,127,226,448
Total Liabilities                            35,785,860                  357,011            63,436,483
----------------------------------- -------------------- ------------------------ ---------------------
Net Assets                             $ 13,737,561,388          $18,335,864,980      $ 16,063,789,965
=================================== ==================== ======================== =====================
Dividends and interest                 $    155,639,717          $   150,792,607      $    100,321,324
----------------------------------- -------------------- ------------------------ ---------------------
Investment adviser fee                 $     55,373,624          $    61,024,040      $     41,724,335
Other expenses                                1,956,361                1,633,741             1,075,431
----------------------------------- -------------------- ------------------------ ---------------------
Total expenses                         $     57,329,985          $    62,657,781      $     42,799,766
----------------------------------- -------------------- ------------------------ ---------------------
Net investment income                  $     98,309,732          $    88,134,826      $     57,521,558
Net realized losses                       (503,906,340)            (383,002,016)         (249,288,446)
Net change in unrealized
    appreciation(depreciation)          (4,125,048,140)               46,979,377       (1,961,901,116)
----------------------------------- -------------------- ------------------------ ---------------------
Net decrease in net assets
    from operations                    $(4,530,644,748)          $ (247,887,813)      $(2,153,668,004)
----------------------------------- -------------------- ------------------------ ---------------------

5 Interest Rate Swap Agreements

Belport Capital has entered into current and forward interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of September 30, 2002 and December 31, 2001, Belport Capital has entered into interest rate swap agreements with Citibank, N.A. and Merrill Lynch Capital Services, Inc., as listed below.

                                                                                                  Unrealized
               Notional                                                      Unrealized          Appreciation
               Amount                                                        Depreciation       (Depreciation)
  Effective    (000's         Fixed         Floating       Termination    at September 30,     at December 31,
    Date        omitted)      Rate            Rate            Date              2002                2001
-------------- ----------- ------------ ----------------- -------------- -------------------- -------------------
    03/01       $49,080     5.8075%     Libor + 0.40%         3/08            $   (498,874)    $   452,595
    05/01        73,980     5.7900%     Libor + 0.40%         3/08              (7,968,488)       (797,634)
    07/01        34,905     5.9950%     Libor + 0.40%         3/08              (4,126,742)       (767,018)
    12/01        57,509     5.8410%     Libor + 0.40%         3/08              (6,333,796)       (786,962)
    03/08        49,080     6.4500%     Libor + 0.40%         2/10              (5,302,579)       (538,733)
    03/08        73,980     6.9200%     Libor + 0.40%         9/10              (1,722,184)         93,744
-------------- ----------- ------------ ----------------- -------------- -------------------- -------------------
    Total                                                                     $(25,952,663)    $(2,344,008)
-------------- ----------- ------------ ----------------- -------------- -------------------- -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

The total return of Belport Capital Fund LLC and its subsidiaries (collectively, the Fund) was -16.33% for the quarter ended September 30, 2002. This return reflects a decrease in the Fund's net asset value per share from $86.26 to $72.17 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -17.27% over the same period. Investors cannot invest directly in an Index. For the quarter ended September 30, 2001, the Fund's total return was -14.64%. This return reflected a decrease in the Fund's net asset value per share from $102.68 to $87.65 for the period. For comparison, the S&P 500 had a total return of -14.67% over the same period.

A multitude  of factors  contributed  to the  disconnect  between  the  economic recovery and the dismal performance of the equity markets. A combination of geopolitical uncertainties, negative investor sentiment, and fears of double dip recession pressured equity returns. The third quarter of 2002 marked the worst broad market decline, as measured by the S&P 500, since the fourth quarter of 1987. Looking back a year ago during the same period, the U.S. equity market fell sharply as well, but mostly in response to the tragic events of September 11th coupled with deteriorating domestic economic conditions. Every major domestic benchmark experienced negative returns during the September 2002 quarter, and none of the S&P 500 sectors or industry groups had gains. A subtle change in leadership to growth and large caps emerged, but volatility and the pace of sector rotation remained at high levels.

The best performing sector of the S&P 500 was health care, while information technology and telecommunications services continued to trail the benchmark. Market leading groups in the third quarter of 2002 included casinos and gaming stocks, agricultural equipment, as well as defensive plays such as household products, generic pharmaceuticals and utilities. Defensive leadership was evident during the third quarter of 2001 as well, resulting from cautious investor sentiment due to September 11th. Last year's leading industries included consumer products, pharmaceuticals, packaged foods and utilities groups. Higher beta and more aggressive groups were the worst performers for the quarter ending in September 2002, a continued theme from the same period in 2001. Weaker group performers included semiconductors, airlines, entertainment, catalog retail and steel stocks.

In this challenging environment, the performance of Tax-Managed Growth Portfolio (the Portfolio) and the Fund surpassed that of the overall market. The Portfolio maintained an overweight position in the industrials and consumer staples sectors, a slight directional increase from the levels held at the end of the third quarter of 2001. The Portfolio's emphasis in the areas of food and drug products, airfreight logistics, machinery and defense sub-groups contributed positively to its performance. The Portfolio's neutral weight in the energy group, a relative increase from last year, particularly in the oil and gas industry, proved to be constructive for the overall returns. The Portfolio's underweight in health care and an overweight of the consumer discretionary stocks detracted from returns. While the Portfolio had gradually reduced its position in the financial sector from last year's level, this sector was overweighted, weakening absolute returns, mainly due to insurance and bank industry holdings. Lack of earnings visibility and fundamental uncertainty resulted in the Portfolio's de-emphasis of information technology and telecommunications, which were the worst performing sectors in the quarter ended September 30, 2002.

The combined impact on performance of the Fund's investment activities outside of the Portfolio was modestly negative for the quarters ended September 30, 2002 and 2001. The performance of the Fund trailed that of the Portfolio by approximately -1.2% and -1.0% for the quarters ended September 30, 2002 and 2001, respectively. During both periods, the Fund's investments in real estate Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities, while the Fund's investments in real estate joint ventures experienced weakness in multifamily fundamentals in many U.S. markets, which resulted in declines in value, and interest rate swap valuations declined as interest rates fell. During both periods, dividends received from the Fund's Partnership Preference Units and real estate joint venture investments modestly added to performance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2001

The Fund's total return for the nine months ended September 30, 2002 was -26.63%. This return reflects a decrease in the Fund's net asset value per share from $98.37 to $72.17 during the period. For comparison, the S&P 500 had a total return of -28.15% over the same period. For the period from the start of business, March 14, 2001 to September 30, 2001, the Fund's total return was -12.35%. This return reflected a decrease in the Fund's net asset value per share from $100.00 to $87.65 during that period. For comparison, the S&P 500 had a total return of -12.41% over the same period.

Investors awaiting earnings and economic solidification were troubled by political uncertainties, possibility of a double dip recession, lackluster corporate growth prospects, and weakening consumer resilience. Heightened risk sensitivity translated into negative investor sentiment, which has prolonged the bear market. The first nine months of 2002 repeated another volatile market pattern seen during the same period in 2001, rising gradually through mid-March and retreating to the lowest levels of the year at the end of September. Investors' behavior however proved different during 2002 in that U.S. equity fund net outflows were at peak levels, sharply contrasting net inflow activity seen during the first nine months of 2001. Most major indices posted multi-year lows, with none achieving positive returns year-to-date in 2002. All ten of the S&P 500 sectors declined during this period. The best performing sectors during these nine months ended September 30, 2002 included consumer staples, materials, and energy. The weakest performing groups included fiber optics, semiconductor equipment, unregulated power producers and information technology consulting and services groups.

For the first nine months of 2002, the performance of the Portfolio was above that of the overall market. The outperformance relative to the benchmark can be attributed to the Portfolio's sector allocation and stock selection. The most important decision was to underweight information technology and telecom services groups, a continued theme from 2001. The Portfolio underweighted computers, semiconductor equipment, and diversified and wireless services. The Portfolio's positioning in the banks, insurance, food products, and defense sub-groups was also beneficial. The Portfolio gradually reduced holdings in the health care sector, a directional shift from the same period last year, but participation in the  pharmaceutical  and biotechnology  names nevertheless hurt returns. The only other notable difference in the Portfolio's current composition relative to last year was evident in the reduced underweight in the energy and utilities sectors.

The combined impact on performance of the Fund's investment activities outside of the Portfolio was modestly negative for the nine months ended September 30, 2002 and for the period ended September 30, 2001. The performance of the Fund trailed that of the Portfolio by approximately -2.2% and -0.2% , respectively. During both periods, the Fund's investments in real estate Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities, while the Fund's investments in real estate joint ventures experienced weakness in multifamily fundamentals in many U.S. markets, which resulted in declines in value, and interest rate swap valuations declined as interest rates fell. During both periods, dividends received from the Fund's Partnership Preference Units and real estate joint venture investments modestly added to performance.

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

As of September 30, 2002 and 2001, the unrealized depreciation related to the interest rate swap agreements was $25,952,663 and $6,618,450, respectively.

CRITICAL ACCOUNTING POLICIES

The Fund's  discussion  and analysis of its  financial  condition and results of operations are based upon the Fund's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap contracts. Prices are not readily available for these types of investments and therefore are valued on an ongoing basis by Boston Management and Research (BMR), in its capacity as Manager of Belport Realty Corporation
(BRC), in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap contracts.

In estimating the value of the Fund's investments in real estate, BMR takes into account relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. BMR, as the Fund's investment adviser, determines the value of interest rate swaps, and, in doing so, may consider among other things, dealer and counter-party quotes and pricing models.

The policies for valuing real estate investments involve significant judgments that are based upon, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in BRC fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. The value of interest rate swaps may be subject to wide swings in valuation caused by changes in interest rates and in the prices of the underlying instrument and the interest rate swap may be difficult to value since such instrument may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary exposure to interest rate risk arises from investments in real estate that are financed with floating rate bank borrowings under a revolving credit facility (the Credit Facility). The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by BMR, in its capacity as the Fund's investment adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 to the condensed consolidated financial statements.

                                             Interest Rate Sensitivity
                                Principal (Notional) Amount by Contractual Maturity
                                      For the Nine Months Ended September 30,

                                     2003-2007                   Thereafter       Total           Fair Value
                    -----------------------------------------------------------------------------------------
Rate sensitive
liabilities:
-------------------
Long term debt -
Variable rate
Credit Facility
                                                                 $226,000,000     $226,000,000    $226,000,000
Average
Interest rate                                                         1.75%           1.75%

Rate sensitive
derivative
financial
instruments:
-------------------
Pay fixed/
Receive
variable interest
rate swap
contracts                                                        $338,534,297     $338,534,297    $(25,952,663)
Average pay
   rate                                                               6.16%           6.16%
Average
   receive rate                                                       1.75%           1.75%

ITEM 4. CONTROLS AND PROCEDURES

Eaton Vance Management, as the Fund's Manager ("Eaton Vance"), and the Fund's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

The complete and entire management, control and operation of the Fund are vested in the Fund's Manager, Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report any significant deficiency in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls, to Eaton Vance.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

On October 16, 2002, Eaton Vance as the Fund's Manager, elected Thomas E. Faust Jr. and Michelle A. Alexander as the Fund's Chief Executive Officer and Chief Financial Officer, respectively. Mr. Faust is Executive Vice President of Eaton Vance and BMR and their corporate parent and trustee, Eaton Vance Corp. and Eaton Vance Inc. He is also the Chief Investment Officer of Eaton Vance and BMR, and a Director of Eaton Vance Corp. Ms. Alexander is a Vice President of Eaton Vance and BMR. Mr. Faust and Ms. Alexander also serve as officers of various investment companies managed or advised by Eaton Vance or BMR.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a)  Exhibits

     21   List of subsidiaries

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 14, 2002.

                                BELPORT CAPITAL FUND LLC
                                (Registrant)




                                By:     /s/ Michelle A. Alexander
                                        ---------------------------------------
                                        Michelle A. Alexander
                                        Duly Authorized Officer and
                                        Principal Accounting Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas E. Faust Jr., certify that:

1. I have reviewed this  quarterly  report on Form 10-Q of Belport  Capital Fund
LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/ Thomas E. Faust Jr.
                                        ----------------------------------------
                                        Thomas E. Faust Jr.
                                        Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michelle A. Alexander, certify that:

1. I have reviewed this  quarterly  report on Form 10-Q of Belport  Capital Fund
LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/ Michelle A. Alexander
                                        ---------------------------------------
                                        Michelle A. Alexander
                                        Chief Financial Officer

                                  EXHIBIT INDEX


21   List of subsidiaries

99.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002