Form 10-Q
period 2003-03-31
BELPORT CAPITAL FUND LLC
filed 2003-05-15
CIK 1138602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                          Commission File No. 000-49775
                                              ---------


                            Belport Capital Fund LLC
                            ------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                04-3551830
     -----------------------           ------------------------------------
     (State of organization)           (I.R.S. Employer Identification No.)


          The Eaton Vance Building
   255 State Street, Boston, Massachusetts                  02109
   ---------------------------------------                  -----
   (Address of principal executive offices)               (Zip Code)


Registrant's telephone number:    617-482-8260
                                ----------------


                                      None
                                      ----
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            YES [X]     NO [ ]


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [ ]

                            Belport Capital Fund LLC
                               Index to Form 10-Q

PART I   -  FINANCIAL INFORMATION                                           Page

Item 1.     Condensed Consolidated Financial Statements                       3

            Condensed Consolidated Statements of Assets and Liabilities
            as of March 31, 2003 (Unaudited) and December 31, 2002            3

            Condensed Consolidated Statements of Operations (Unaudited)
            for the Three Months Ended March 31, 2003 and 2002                4

            Condensed Consolidated Statements of Changes in Net Assets
            (Unaudited) for the Three Months Ended March 31, 2003 and 2002    6

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months Ended March 31, 2003 and 2002                7

            Financial Highlights (Unaudited) for the Three Months Ended
            March 31, 2003                                                    9

            Notes to Condensed Consolidated Financial Statements as of
            March 31, 2003 (Unaudited)                                       10

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       19

Item 4.     Controls and Procedures                                          21

PART II  -  OTHER INFORMATION

Item 1.     Legal Proceedings                                                22

Item 2.     Changes in Securities and Use of Proceeds                        22

Item 3.     Defaults Upon Senior Securities                                  22

Item 4.     Submission of Matters to a Vote of Security Holders              22

Item 5.     Other Information                                                22

Item 6.     Exhibits and Reports on Form 8-K                                 22

SIGNATURES                                                                   23

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002                                                                  24

EXHIBIT INDEX                                                                26

PART I.           FINANCIAL INFORMATION
Item 1.           Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

 BELPORT CAPITAL FUND LLC
 Condensed Consolidated Statements of Assets and Liabilities

                                                 March 31,
                                                    2003         December 31,
                                                (Unaudited)          2002
                                                -----------      ------------
Assets:
 Investment in Belvedere Capital Fund
  Company LLC (Belvedere Capital)              $1,286,768,268   $1,322,126,211
 Investment in Partnership Preference Units       100,799,113       96,503,025
 Investment in other real estate investments      542,376,746      493,950,506
 Short-term investments                             3,076,000          622,978
                                               --------------   --------------
   Total investments                           $1,933,020,127   $1,913,202,720
 Cash                                               6,562,289        7,452,296
 Escrow deposits - restricted                       3,645,237        2,272,211
 Receivable for investments sold                            -       50,221,589
 Dividends and interest receivable                    570,759          570,704
 Other assets                                       2,698,771        2,680,422
                                               --------------   --------------
   Total assets                                $1,946,497,183   $1,976,399,942
                                               --------------   --------------

Liabilities:
 Loan payable on Credit Facility               $  231,000,000   $  226,000,000
 Mortgages payable                                420,709,325      361,107,500
 Open interest rate swap contracts, at value       26,638,837       26,385,515
 Payable for Fund Shares redeemed                     740,597                -
 Security deposits                                    871,046          798,511
 Swap interest payable                                188,403          189,454
 Accrued expenses:
  Interest expense                                  2,617,628        2,484,938
  Property taxes                                    3,030,936        2,051,403
  Other expenses and liabilities                    3,226,681        2,799,285
 Minority interests in controlled subsidiaries     22,824,325       29,941,272
                                               --------------   --------------
   Total liabilities                           $  711,847,778   $  651,757,878
                                               --------------   --------------

Net assets                                     $1,234,649,405   $1,324,642,064

Shareholders' Capital
                                               --------------   --------------
 Shareholders' capital                         $1,234,649,405   $1,324,642,064
                                               --------------   --------------

Shares Outstanding                                 17,114,730       17,258,094
                                               --------------   --------------

Net Asset Value and Redemption Price Per Share $        72.14   $        76.75
                                               --------------   --------------

            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                   Three Months     Three Months
                                                      Ended              Ended
                                                     March 31,         March 31,
                                                      2003               2002
                                                   ------------     ------------
Investment Income:
 Dividends allocated from Belvedere Capital
  (net of foreign taxes of $59,569 and $24,276,
  respectively)                                    $ 4,857,387     $ 4,497,093
 Interest allocated from Belvedere Capital              90,563         149,847
 Expenses allocated from Belvedere Capital          (1,968,349)     (2,599,446)
                                                   ------------    ------------
 Net investment income allocated from
  Belvedere Capital                                $ 2,979,601     $ 2,047,494
 Rental income                                      16,638,248      17,228,311
 Dividends from Partnership Preference
  Units                                              2,203,828       2,203,828
 Interest                                               67,253          42,124
                                                   -----------     ------------
Total investment income                            $21,888,930     $21,521,757
                                                   ------------    ------------

Expenses:
 Investment advisory and administrative
  fees                                             $ 1,305,729     $ 1,488,441
 Property management fees                              659,528         690,709
 Distribution and servicing fees                       627,665         855,385
 Interest expense on mortgages                       6,329,727       6,185,329
 Interest expense on Credit Facility                 1,026,582       1,311,904
 Interest expense on swap contracts                  2,166,915       2,036,074
 Property and maintenance expense                    4,213,973       3,682,656
 Property taxes and insurance                        1,993,052       1,968,146
 Miscellaneous                                         227,965         384,780
                                                   ------------    ------------
Total expenses                                     $18,551,136     $18,603,424
Deduct-
 Reduction of investment advisory
  and administrative fees                              313,437         423,820
                                                   ------------    ------------
Net expenses                                       $18,237,699     $18,179,604
                                                   ------------    ------------
Net investment income before minority
 interests in net income of controlled
 subsidiaries                                      $ 3,651,231     $ 3,342,153
Minority interests in net income
 of controlled subsidiaries                           (658,259)     (1,068,174)
                                                   ------------    ------------
Net investment income                              $ 2,992,972     $ 2,273,979
                                                   ------------    ------------

            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                   Three Months    Three Months
                                                       Ended          Ended
                                                      March 31,     March 31,
                                                       2003            2002
                                                   -------------  -------------
Realized and Unrealized Gain (Loss)
Net realized loss -
 Investment transactions from Belvedere
 Capital (identified cost basis)                   $ (5,647,765)  $(10,094,276)
                                                   -------------  -------------
Net realized loss                                  $ (5,647,765)  $(10,094,276)
                                                   -------------  -------------

Change in unrealized appreciation (depreciation)-
 Investment in Belvedere Capital
  (identified cost basis)                          $(58,653,661)  $ 21,581,004
 Investments in Partnership Preference Units
  (identified cost basis)                             4,296,088        990,238
 Investments in other real estate investments
  (net of minority interests in unrealized
  loss of controlled subsidiaries of
  $6,931,836 and $6,554,953, respectively)          (10,053,812)   (16,860,461)
 Interest rate swap contracts                          (253,322)     3,439,380
                                                   -------------  -------------
Net change in unrealized appreciation
 (depreciation)                                    $(64,664,707)  $  9,150,161
                                                   -------------   ------------
Net realized and unrealized loss                   $(70,312,472)  $   (944,115)
                                                   -------------   ------------
Net increase (decrease) in net assets
 from operations                                   $(67,319,500)  $  1,329,864
                                                   =============  =============


            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                Three Months       Three Months
                                                   Ended              Ended
                                               March 31, 2003     March 31, 2002
                                              ---------------    ---------------
Increase (Decrease) in Net Assets:
 Net investment income                        $    2,992,972     $    2,273,979
 Net realized loss on investment transactions     (5,647,765)       (10,094,276)
 Net change in unrealized appreciation
  (depreciation) of investments                  (64,664,707)         9,150,161
                                              ---------------    ---------------
Net increase (decrease) in net assets from
 operations                                   $  (67,319,500)    $    1,329,864
                                              ---------------    ---------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                    $    6,479,733     $            -
 Net asset value of Fund Shares redeemed         (16,785,312)        (8,918,380)
                                              ---------------    ---------------
Net decrease in net assets from Fund Share
 transactions                                 $  (10,305,579)    $   (8,918,380)
                                              ---------------    ---------------

Distributions -
 Distributions to Shareholders                $  (12,367,580)    $            -
                                              ---------------    ---------------
Total distributions                           $  (12,367,580)    $            -
                                              ---------------    ---------------

Net decrease in net assets                    $  (89,992,659)    $   (7,588,516)

Net assets:
 At beginning of period                       $1,324,642,064     $1,749,157,864
                                              ---------------    ---------------
 At end of period                             $1,234,649,405     $1,741,569,348
                                              ===============    ===============


            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Three Months        Three Months
                                                                                               Ended               Ended
                                                                                            March 31,           March 31,
                                                                                               2003                 2002
                                                                                        ------------------- -------------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                                     $(67,319,500)       $ 1,329,864
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities -
  Amortization of debt issuance costs                                                           67,408             30,058
  Net investment income allocated from Belvedere Capital                                    (2,979,601)        (2,047,494)
  Increase in escrow deposits                                                               (1,373,026)        (1,024,570)
  Decrease in receivable for investments sold                                               50,221,589                  -
  (Increase) decrease in other assets                                                          (85,757)           503,062
  Increase in dividends and interest receivable                                                    (55)          (771,875)
  Increase (decrease) in interest payable for open swap contracts                               (1,051)           165,633
  Increase in security deposits, accrued interest and accrued other expenses
   and liabilities                                                                             632,621            388,222
  Increase in accrued property taxes                                                           979,533          1,274,030
  Payments for investment in other real estate                                              (5,026,960)                 -
  Improvements to rental property                                                             (783,102)          (458,814)
  Net (increase) decrease in investment in Belvedere Capital                               (41,000,002)           906,535
  (Increase) decrease in short-term investments                                             (2,453,022)         1,334,860
  Minority interests in net income of controlled subsidiaries                                  658,259          1,068,174
  Net realized loss on investment transactions                                               5,647,765         10,094,276
  Net change in unrealized (appreciation) depreciation of investments                       64,664,707         (9,150,161)
                                                                                        ------------------- -------------------
Net cash flows from operating activities                                                 $   1,849,806        $ 3,641,800

Cash Flows From (For) Financing Activities -
 Proceeds from Credit Facility                                                           $  5,000,000         $         -
 Distributions paid to Shareholders                                                        (5,887,847)                  -
 Payments for Fund Shares redeemed                                                         (1,008,595)         (1,381,814)
 Distributions paid to minority shareholders                                                 (843,371)         (1,321,350)
                                                                                        ------------------- -------------------
Net cash flows for financing activities                                                  $ (2,739,813)        $ (2,703,164)

Net increase (decrease) in cash                                                          $   (890,007)        $    938,636

Cash at beginning of period                                                              $  7,452,296         $ 10,001,955
                                                                                        ------------------- ------------------
Cash at end of period                                                                    $  6,562,289         $ 10,940,591
                                                                                        =================== ==================


            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                          Three Months         Three Months
                                                                                              Ended                Ended
                                                                                            March 31,           March 31,
                                                                                              2003                 2002
                                                                                        ------------------  -------------------

Supplemental Disclosure and Non-cash Investing and
 Financing Activities-
  Interest paid for loan-Credit Facility                                                  $   795,195          $  1,089,589
  Interest paid for swap contracts                                                        $  2,167,966         $  1,870,441
  Interest paid for mortgages                                                             $  6,118,316         $  6,111,830
  Market value of securities distributed in payment of redemptions                        $ 15,036,120         $  7,536,566
  Market value of real property and other assets, net of current liabilities,
   assumed in conjunction with acquisition of real estate investments                     $ 64,628,785         $          -
  Mortgage assumed in connection with acquisition of real estate investments              $ 59,601,825         $          -


            See notes to condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of March 31, 2003
Condensed Consolidated Financial Statements (Continued)

FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2003
--------------------------------------------------------------------------------
Net asset value - Beginning of period                            $   76.750
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income(5)                                         $    0.174
Net realized and unrealized loss                                     (4.064)
--------------------------------------------------------------------------------
TOTAL LOSS FROM OPERATIONS                                       $   (3.890)
--------------------------------------------------------------------------------

DISTRIBUTIONS
--------------------------------------------------------------------------------
Distributions to Shareholders                                    $   (0.720)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                              $   (0.720)
--------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                  $   72.140
--------------------------------------------------------------------------------

TOTAL RETURN(1)                                                       (5.14)%
-------------------------------------------------------------------------------

                                               As a Percentage   As a Percentage
                                               of Average Net   of Average Gross
RATIOS                                           Assets(4)        Assets(2)(4)
--------------------------------------------------------------------------------
Expenses of  Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs(3)           1.65% (8)          1.15% (8)
  Operating expenses(3)                           1.80% (8)          1.25% (8)
Belport Capital Fund LLC Expenses
 Interest and other borrowing costs(6)            1.02% (8)          0.71% (8)
 Investment advisory and administrative
  fees, servicing fees and other Fund
  operating expenses(6)(7)                        1.20% (8)          0.84% (8)
                                              ----------------------------------
Total expenses(7)                                 5.67% (8)          3.95% (8)

Net investment income                             0.96% (8)          0.67% (8)
--------------------------------------------------------------------------------
SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                           $1,234,649
Portfolio Turnover of Tax-Managed Growth Portfolio
 (the Portfolio)                                                             4%
--------------------------------------------------------------------------------
(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belport Capital Fund LLC (Belport Capital) (including Belport Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Capital) and Belport Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belport Realty Corporation's (Belport Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belport Realty.
(3) Includes Belport Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(4) For the purpose of calculating ratios, the income and expenses of Belport Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belport Realty.
(5)  Calculated using average shares outstanding.
(6) Includes the expenses of Belport Capital and Belport Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belport Realty.
(7) Includes Belport Capital's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(8)  Annualized.


            See notes to condensed consolidated financial statements

BELPORT  CAPITAL FUND LLC as of March 31, 2003
Notes to Condensed Consolidated Financial Statements (Unaudited)

1    Basis of Presentation

The condensed consolidated interim financial statements of Belport Capital Fund LLC (Belport Capital) and its subsidiaries (collectively, the Fund) have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2002 has been derived from the December 31, 2002 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2    Estate Freeze

Shareholders in Belport Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At March 31, 2003 and December 31, 2002, the Preferred Shares were valued at $72.14 and $76.75, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not participate in the election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3    Investment Transactions

Increases and decreases of Belport Capital's investment in Belvedere Capital for the three months ended March 31, 2003 aggregated $45,919,932 and $19,956,050, respectively, and for the three months ended March 31, 2002, aggregated
$5,191,349 and $13,634,454, respectively. For the three months ended March 31, 2003 and for the three months ended March 31, 2002, there were no purchases or sales of Partnership Preference Units. For the three months ended March 31, 2003, acquisitions and sales of other real estate investments aggregated $5,026,960 and $0, respectively. For the three months ended March 31, 2002, there were no acquisitions or sales of other real estate investments.

During the three months ended March 31, 2003, Bel Oakbrook LLC (Bel Oakbrook), a wholly-owned subsidiary of Belport Realty Corporation (Belport Realty), acquired a 100% ownership interest in CRIC Oakbrook 2, LLC (CRIC Oakbrook), another real estate investment. CRIC Oakbrook owns a suburban office building located in Illinois. The property is leased to a single tenant on a triple net lease basis pursuant to a non-cancelable, fixed-term operating lease expiring in June 2017 with options to extend the lease or to purchase the property. Rental income is variable through June 2007 and based on a calculation as defined in the lease agreement using current interest rates. For the period June 2007 through June 2017 rental income to be received is approximately $48,679,000. The property is 100% occupied at March 31, 2003.

In May 2003, Belport Realty sold its interest in Bel Oakbrook to another Fund sponsored by Eaton Vance Management. A gain of approximately $300,000 was recognized on the transaction.

4    Indirect Investment in Portfolio

Belvedere Capital's interest in Tax Managed Growth Portfolio (the Portfolio) at March 31, 2003 was $8,400,349,853, representing 61.1% of the Portfolio's net assets and at March 31, 2002 was $10,618,305,771, representing 56.5% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at March 31, 2003 was $1,286,768,268 representing 15.32% of Belvedere Capital's net assets and at March 31, 2002 was $1,767,713,414, representing 16.7% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2003 totaled $32,398,573, of which $4,947,950 was allocated to Belport Capital. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $27,289,011, of which $4,646,940 was allocated to Belport Capital. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2003 totaled $9,667,954, of which $1,474,128 was allocated to Belport Capital. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $11,408,561, of which $1,940,638 was allocated to Belport Capital. Belvedere Capital allocated additional expenses to Belport Capital of $494,221 for the three months ended March 31, 2003, representing $14,665 of operating expenses and $479,556 of service fees. Belvedere Capital allocated additional expenses to Belport Capital of $658,808 for the three months ended March 31, 2002, representing $16,775 of operating expenses and $642,033 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2003, December 31, 2002 and at March 31, 2002 and its operations for the three months ended March 31, 2003, the year ended December 31, 2002 and for the three months ended March 31, 2002 follows:

                                March 31,    December 31,         March 31,
                                 2003           2002                2002
                           -----------------------------------------------------
Investments, at value       $13,797,517,752  $14,544,149,182   $18,699,529,315
Other assets                     24,535,362       70,073,039       137,094,099
--------------------------------------------------------------------------------
Total assets                $13,822,053,114  $14,614,222,221   $18,836,623,414
Total liabilities                73,659,303       42,700,633        54,877,430
--------------------------------------------------------------------------------
Net Assets                  $13,748,393,811  $14,571,521,588   $18,781,745,984
================================================================================
Dividends and interest      $    53,431,732  $   213,292,082   $    48,561,319
--------------------------------------------------------------------------------
Investment adviser fee      $    15,490,999  $    71,564,552   $    19,634,596
Other expenses                      477,083        2,577,489           654,041
--------------------------------------------------------------------------------
Total expenses              $    15,968,082  $    74,142,041   $    20,288,637
--------------------------------------------------------------------------------
Net investment income       $    37,463,650  $   139,150,041   $    28,272,682
Net realized losses             (62,969,970)    (459,996,840)     (111,417,095)
Net change in unrealized
 appreciation (depreciation)   (649,928,537)  (3,312,547,564)      229,264,275
--------------------------------------------------------------------------------
Net increase (decrease) in
 net assets from operations $  (675,434,857) $(3,633,394,363)  $   146,119,862
-------------------------------------------------------------------------------

5    Interest Rate Swap Agreements

Belport Capital has entered into current and forward interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2003 and December 31, 2002, Belport Capital has entered into interest rate swap agreements with Citibank, N.A. and Merrill Lynch Capital Services, Inc., as listed below.

                Notional                                                       Unrealized           Unrealized
                Amount                                                         Depreciation       Depreciation
  Effective     (000's        Fixed          Floating        Termination      at March 31,       at December 31,
    Date        omitted)      Rate            Rate              Date              2003                2002
-------------- ----------- ----------- ------------------- -------------- -------------------- -------------------
    03/01       $49,080      5.8075%      LIBOR + 0.40%         3/08           $ 5,365,921        $   529,706
    05/01        73,980        5.79%      LIBOR + 0.40%         3/08             8,092,641          8,088,686
    07/01        34,905       5.995%      LIBOR + 0.40%         3/08             4,156,686          4,169,274
    12/01        57,509       5.841%      LIBOR + 0.40%         3/08             6,455,491          6,440,259
    03/08        49,080        6.45%      LIBOR + 0.40%         2/10               662,343          5,416,263
    03/08        73,980        6.92%      LIBOR + 0.40%         9/10             1,905,755          1,741,327
-------------- ----------- ----------- ------------------- -------------- -------------------- -------------------
    Total                                                                      $26,638,837        $26,385,515
-------------- ----------- ----------- ------------------- -------------- -------------------- -------------------

6    Debt

Mortgages - Rental property held by Belport Realty's controlled subsidiaries, Monadnock Property Trust, LLC (Monadnock), Bel Multifamily Property Trust (Bel Multifamily) and CRIC Oakbrook, is financed through mortgages issued to the controlled subsidiaries. The mortgages are secured by the rental property and are generally without recourse to the other assets of Belport Capital and Belport Realty. The estimated fair value of the rental property securing the loans was $542,376,746 at March 31, 2003. Amounts outstanding at March 31, 2003 are as follows:

                                   Annual
                                  Interest      Monthly      Loan Balance at
Property          Maturity Date     Rate        Payment      March 31, 2003
--------------------------------------------------------------------------------
Monadnock         April 1, 2009     7.89%   $  100,647 (A)    $ 15,307,500
Monadnock         April 1, 2011     6.57%    1,112,094 (A)     202,000,000
Bel Multifamily   March 1, 2011     6.95%      832,842 (A)     143,800,000
CRIC Oakbrook     June 15, 2017     6.69%      338,691 (B)      59,601,825
--------------------------------------------------------------------------------
                                                              $420,709,325
--------------------------------------------------------------------------------

(A) Mortgages provide for monthly payments of interest only through the respective maturity date, with the entire principal balance due on the respective maturity date.
(B) Monthly payments are $338,691 through June 14, 2007 and then $405,656 through the maturity date.

The estimated market value of the mortgage notes payable is approximately $462,000,000 at March 31, 2003. The mortgage notes payable cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the rental property financed by the mortgage notes payable. Management has no current plans to prepay or otherwise dispose of the mortgage notes payable or sell the related rental property prior to the maturity date. The market value of the mortgages is based on estimates using discounted cash flow analysis and currently prevailing rates. Considerable judgment is necessary in interpreting market data to develop estimates at market value. The use of different assumptions or estimation methodologies may have a material effect on the estimated market value.

7    Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company of equity securities that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belport Capital invests in real estate assets through its subsidiary, Belport Realty. Belport Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Multifamily , Monadnock and Bel Oakbrook. Belport Realty acquired its investment in Bel Oakbrook during the quarter ended March 31, 2003.

Belport Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), realized gain (loss), and unrealized gain (loss). The accounting policies of the reportable segments are the same as those for Belport Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

                                                            TAX-MANAGED
FOR THE THREE MONTHS ENDED                                    GROWTH               REAL
MARCH 31, 2003                                              PORTFOLIO*            ESTATE               TOTAL
-------------------------------------------------------------------------------------------------------------------
Revenue                                                    $    2,979,601       $ 18,870,046       $    21,849,647
Interest expense on mortgages                                           -         (6,329,727)           (6,329,727)
Interest expense on Credit Facility                                     -           (975,253)             (975,253)
Interest expense on swap contracts                                      -         (2,166,915)           (2,166,915)
Operating expenses                                               (238,215)        (7,782,704)           (8,020,919)
Minority interest in net income of controlled
   subsidiaries                                                         -           (658,259)             (658,259)
-------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                      $    2,741,386       $    957,188        $    3,698,574
Net realized loss                                              (5,647,765)                 -            (5,647,765)
Change in unrealized gain (loss)                              (58,653,661)        (6,011,046)          (64,664,707)
-------------------------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM OPERATIONS OF
 REPORTABLE SEGMENTS                                       $  (61,560,040)      $ (5,053,858)       $  (66,613,898)
-------------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,286,768,268       $655,094,504        $1,941,862,772
Segment liabilities                                               740,597        699,458,966           700,199,563
-------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                          $1,286,027,671       $(44,364,462)       $1,241,663,209
-------------------------------------------------------------------------------------------------------------------


                                                            TAX-MANAGED
FOR THE THREE MONTHS ENDED                                    GROWTH               REAL
MARCH 31, 2002                                              PORTFOLIO*            ESTATE               TOTAL
-------------------------------------------------------------------------------------------------------------------
Revenue                                                   $    2,047,494       $ 19,466,690         $  21,514,184
Interest expense on mortgages                                          -         (6,185,329)           (6,185,329)
Interest expense on Credit Facility                                    -         (1,220,071)           (1,220,071)
Interest expense on swap contracts                                     -         (2,036,074)           (2,036,074)
Operating expenses                                              (313,464)        (7,350,117)           (7,663,581)
Minority interest in net income of controlled
 subsidiaries                                                          -         (1,068,174)           (1,068,174)
-------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                     $    1,734,030       $  1,606,925        $    3,340,955
Net realized loss                                            (10,094,276)                 -           (10,094,276)
Change in unrealized gain (loss)                              21,581,004        (12,430,843)            9,150,161
-------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS FROM
 OPERATIONS OF REPORTABLE SEGMENTS                        $   13,220,758       $(10,823,918)       $    2,396,840
-------------------------------------------------------------------------------------------------------------------
Segment assets                                            $1,767,713,414       $606,552,307        $2,374,265,721
Segment liabilities                                                    -        618,703,704           618,703,704
-------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                         $1,767,713,414       $(12,151,397)       $1,755,562,017
-------------------------------------------------------------------------------------------------------------------

* Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the three months ended March 31, 2003 and March 31, 2002:

                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                          MARCH 31, 2003       MARCH 31, 2002
                                          ---------------      --------------
Revenue:
 Revenue from reportable segments         $  21,849,647        $  21,514,184
 Unallocated revenue                             39,283                7,573
                                          ---------------      ---------------
TOTAL REVENUE                             $  21,888,930        $  21,521,757
                                          ---------------      ---------------

Net increase (decrease) in net assets
 from operations:
 Net increase (decrease) in net assets
 from operations of reportable segments   $ (66,613,898)       $   2,396,840
 Unallocated revenue                             39,283                7,573
 Unallocated expenses **                       (744,885)           (1,074,549)
                                          --------------       ---------------
TOTAL NET INCREASE (DECREASE) IN NET
 ASSETS FROM OPERATIONS                   $ (67,319,500)       $   1,329,864
                                          --------------       ---------------

** Unallocated expenses include costs of Belport Capital to operate the Fund such as servicing and distribution expense, as well as other administrative costs of Belport Capital.

Net assets:
 Net assets of reportable segments        $1,241,663,209       $1,755,562,017
 Unallocated cash                              1,558,411            1,925,317
 Short-term investments                        3,076,000              371,055
 Loan payable- Credit Facility               (11,550,000)         (16,170,000)
 Other liabilities                               (98,215)            (119,041)
                                          ---------------      ---------------
Total net assets                          $1,234,649,405       $1,741,569,348
                                          ---------------      ---------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. The actual results of Belport Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund's performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund's unaudited condensed consolidated financial statements and related notes in Item 1 above.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003, COMPARED TO THE QUARTER ENDED MARCH 31, 2002

PERFORMANCE OF THE FUND.(1) The Fund's total return was -5.14% for the quarter ended March 31, 2003. This return reflects a decrease in the Fund's net asset value per share from $76.75 to $72.14 and a distribution of $0.72 per share during the quarter. For comparison, the Standard & Poor's 500 Index (the S&P
500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -3.15% over the same period.(2) The performance of the Fund trailed that of Tax-Managed Growth Portfolio (the Portfolio) by approximately -0.43% during the period. Last year, the Fund had a total return performance of 0.09% for the quarter ended March 31, 2002. This return reflected an increase in the Fund's net asset value per share from $98.37 to $98.46. For comparison, the S&P 500 had a total return of 0.28% over the same period.(2) The performance of the Fund trailed that of the Portfolio by approximately 0.74% during the period.

PERFORMANCE OF THE PORTFOLIO. War angst coupled with rising oil prices, domestic terrorist fears, and negative investor sentiment contributed to continued market volatility in the first quarter of 2003. The quarter was marked by a few leadership reversals from the same period last year. Particularly of note was the dominance of large capitalization and growth related stocks, and the divergence in performance of growth oriented sectors and sub-industries during the quarter. Most major domestic benchmarks experienced negative returns and only two of the S&P 500 sectors had gains during the period.

The best performing sector of the S&P 500 during the first quarter of 2003 was health care, while the telecommunications services sector continued to trail the performance of the S&P 500. Market leading industries in the first quarter included computer software, biotechnology, and managed health care. Defensive groups such as food distributors, material manufacturing, and drug retailing realized weaker quarterly returns during the period.

In this challenging environment, the performance of the Portfolio trailed that of the overall market mostly due to lower exposure to more aggressive sectors and industries. During the quarter, Boston Management and Research (Boston Management), the Portfolio's investment adviser, emphasized industrials and consumer staples sectors, a continuing theme from last year. While this emphasis has been productive in prior periods, it hurt Portfolio returns during the first quarter of 2003. Relatively stronger stock selection within the airfreight and logistics, personal products and beverages sub-industries partially offset the negative performance of these sectors during the quarter.

Boston Management gradually increased the Portfolio's exposure to the energy sector (particularly the oil and gas industries) during the quarter to a relatively higher allocation from its neutral standing versus the S&P 500 last year. Boston Management slightly trimmed the Portfolio's positions in the healthcare and financial sectors from last year's levels, primarily due to fundamental and political headwinds. Lack of earnings visibility in the information technology sector prompted a continued underweight allocation versus the S&P 500. The Portfolio also underweighted the telecommunications services

-----------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost.
(2)  It is not possible to invest directly in an Index.

sector during the quarter, which was the S&P 500's worst performing sector during the period. Boston Management believes that these sector shifts are appropriate for the longer-term positioning of the Portfolio.

PERFORMANCE OF REAL ESTATE INVESTMENTS. For the quarter ended March 31, 2003, the Fund's real estate operations (conducted primarily through Real Estate Joint Ventures) reflected weakening multifamily market fundamentals and the uncertain outlook for the U.S. economy as a whole. Rental income decreased to $16.6 million for the quarter ended March 31, 2003 from $17.2 million for the quarter ended March 31, 2002, a decrease of $0.6 million or 3%, while property operating expenses (before debt service and excluding certain operating expenses of Belport Realty Corporation (Belport Realty) of approximately $0.9 million) increased to $6.9 million for the quarter ended March 31, 2003 from $6.3 million for the quarter ended March 31, 2002, an increase of $0.6 million or 10%. The increase in property operating expenses was principally due to increases in property and maintenance expenses with smaller increases in property tax and insurance expenses. During the quarter ended March 31, 2003, Real Estate Joint Venture operations were affected by deteriorating multifamily market fundamentals in most regions with falling occupancy levels and rising rent concessions. Given the continued uncertain outlook for the U.S. economy as a whole, expectations are that real estate operating results in 2003 will be modestly below the levels of 2002.

At March 31, 2003, the estimated fair value of the real properties held through Belport Realty was $542.4 million compared to $495.7 million at March 31, 2002, an increase of $46.7 million or 9%. The increase in real property values at March 31, 2003 resulted from the acquisition during the quarter ended March 31, 2003, of the Fund's investment in CRIC Oakbrook 2 LLC (CRIC Oakbrook), which owns an office property subject to a triple net lease. The increase was offset in part by lower property values due to declines in near-term earnings expectations and the economic downturn. The Fund recognized unrealized depreciation of the estimated fair value of its other real estate investments of approximately $10.1 million during the quarter ended March 31, 2003. Despite weaker market conditions, declines in asset values for multifamily properties have generally been modest as decreases in capitalization rates have largely offset declining income level expectations.

For the quarter ended March 31, 2003, the Fund's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. As a result, the Fund recognized approximately $4.3 million of unrealized appreciation in the estimated fair value of the Partnership Preference Units during the quarter ended March 31, 2003. At March 31, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $100.8 million compared to $93.5 million at March 31, 2002, an increase of $7.3 million or 8% primarily due to appreciation recognized as a result of the market conditions similar to the first quarter 2003 market conditions described above. Dividends received from the Partnership Preference Units totaled $2.2 million for each of the quarters ended March 31, 2003 and 2002.

PERFORMANCE OF INTEREST RATE SWAPS. For the quarter ended March 31, 2003, interest rate swap valuations depreciated by approximately $0.3 million. This decrease in value was the result of minimal interest rate decreases during the first quarter of 2003, which was in contrast to interest rate increases for the first quarter of 2002. Valuations appreciated by approximately $3.4 million for the quarter ended March 31, 2002, due to increases in swap rates during the period.

LIQUIDITY AND CAPITAL RESOURCES

CRIC Oakbrook had outstanding borrowings consisting of fixed-rate secured mortgage debt obligations of $59.6 million as of March 31, 2003. The outstanding borrowings were assumed in connection with the purchase of the real estate investment during March 2003.

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

As of March 31, 2003 and 2002, the unrealized appreciation (depreciation) related to the interest rate swap agreements was $(26,638,837) and $1,095,372, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Fund's discussion and analysis of its financial condition and results of operations are based upon the Fund's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

In estimating the value of the Fund's investments in real estate, Boston Management takes into account relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated fair values based upon independent valuations assuming an orderly disposition of assets. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations for the Real Estate Joint Ventures reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. Boston Management, as the Fund's investment adviser, determines the value of interest rate swaps, and, in doing so, may consider among other things, dealer and counter-party quotes and pricing models.

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

The value of interest rate swaps may be subject to wide swings in valuation caused principally by changes in interest rates. Interest rate swaps may be difficult to value since such instruments may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under a revolving securitization facility with two affiliated special purpose commercial paper issuers (the CP Issuers) which is supported by a liquidity facility (collectively, the Credit Facility) and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures and the Net Leased Property. The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on the CP Issuers' cost of financing plus a margin of one-month LIBOR plus a premium. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, other real estate investments is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and other real estate investments.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1.

                                                   INTEREST RATE SENSITIVITY
                                   COST, PRINCIPAL (NOTIONAL) AMOUNT BY CONTRACTUAL MATURITY
                                                FOR THE TWELVE MONTHS ENDED MARCH 31,

                                                                                                      Estimated
                             2004-2007           2008            Thereafter           Total           Fair Value
                           ------------------------------------------------------------------------------------------

Rate sensitive
Liabilities:
--------------------------
Long-term debt:
--------------------------
Fixed-rate mortgages                                             $420,709,325     $420,709,325        $462,000,000
Average interest rate                                                6.76%            6.76%
--------------------------
Variable-rate Credit
Facility                                       $231,000,00                        $231,000,000        $231,000,000
Average interest rate                             1.25%                               1.25%
---------------------------------------------------------------------------------------------------------------------
Rate sensitive
 derivative financial
 instruments:
--------------------------
Pay fixed/
Receive variable
interest rate swap
contracts                                      $338,534,000                       $338,534,000        $(26,638,837)
Average pay rate                                   6.16%                              6.16%
Average receive rate                               1.25%                              1.25%
---------------------------------------------------------------------------------------------------------------------
Rate sensitive
investments:
--------------------------
Fixed-rate Partnership
Preference Units:
--------------------------
Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 2/6/03, Current
Yield: 8.38%                                                     $ 34,821,762     $ 34,821,762        $ 41,122,113
--------------------------
PSA Institutional
Partners, L.P., 9.50%
Series N Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/05,
Current Yield: 9.07%                                             $ 34,905,000     $ 34,905,000        $ 34,047,000
--------------------------


Prentiss Properties
Acquisition Partners,
L.P., 8.30% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable 6/25/03,
Current Yield: 8.91%                                             $ 22,687,060     $ 22,687,060        $ 25,630,000
--------------------------

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, Eaton Vance Management (Eaton Vance), as the Fund's manager, and the Fund's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are, to the best of their knowledge, effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

As the Fund's manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report any significant deficiency in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls to Eaton Vance.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
----------------------------

          Although in the ordinary course of business, the Fund, Belport Realty and Belport Realty's controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
----------------------------------------------------

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
------------------------------------------

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------

          No matters were submitted to a vote of security holders during the three months ended March 31, 2003.

ITEM 5.   OTHER INFORMATION.
----------------------------

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
-------------------------------------------

     (a)  The  following  is a list of all  exhibits  filed as part of this Form
          10-Q:

          4.1 Copy of First and Second Amendments to Revolving Credit and Security Agreement dated March 12, 2003 and April 11, 2003, respectively, filed herewith

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 15, 2003.




                                             BELPORT CAPITAL FUND LLC
                                             (Registrant)




                                             By: /s/ Michelle A. Alexander
                                                 -----------------------------
                                                  Michelle A. Alexander
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)

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

Date: May 15, 2003

                                               /s/ Thomas E. Faust Jr.
                                               ----------------------------
                                                Thomas E. Faust Jr.
                                                Chief Executive Officer

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

Date: May 15, 2003

                                                 /s/ Michelle A. Alexander
                                                 ----------------------------
                                                  Michelle A. Alexander
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

 4.1 Copy of First and Second Amendments to Revolving Credit Security Agreement dated March 12, 2003 and April 11, 2003, respectively, filed herewith.

99.1   Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

99.2   Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002