Form 10-Q
period 2003-06-30
BELPORT CAPITAL FUND LLC
filed 2003-08-14
CIK 1138602

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------
                         Commission File No. 000-49775
                                             ---------


                            Belport Capital Fund LLC
                            ------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                04-3551830
               --------                                ----------
        (State of organization)          ( I.R.S. Employer Identification No.)


          The Eaton Vance Building
              255 State Street
           Boston, Massachusetts                            02109
           ---------------------                            -----
    (Address of principal executive offices)              (Zip Code)


    Registrant's telephone number:                    617-482-8260
    Registrant's telephone number:                    ------------


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

                                   YES [X]      NO [ ]

                            BELPORT CAPITAL FUND LLC
                               Index to Form 10-Q

PART I    FINANCIAL INFORMATION                                            Page

Item 1.   Condensed Consolidated Financial Statements                        3

          Condensed Consolidated Statements of Assets and Liabilities
          as of June 30, 2003 (Unaudited) and December 31, 2002              3

          Condensed Consolidated  Statements of Operations (Unaudited)
          for the Three Months Ended June 30, 2003 and 2002 and for the
          Six Months Ended June 30, 2003 and June 30, 2002                   4

          Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Six Months Ended June 30, 2003 and June
          30, 2002                                                           6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 2003 and June 30, 2002           7

          Financial Highlights (Unaudited) for the Six Months Ended
          June 30, 2003                                                      9

          Notes to Condensed Consolidated Financial Statements as of
          June 30, 2003 (Unaudited)                                         10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        20

Item 4.   Controls and Procedures                                           21

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 22

Item 2.   Changes in Securities and Use of Proceeds                         22

Item 3.   Defaults Upon Senior Securities                                   22

Item 4.   Submission of Matters to a Vote of Security Holders               22

Item 5.   Other Information                                                 22

Item 6. Exhibits and Reports on Form 8-K                                    22

SIGNATURES                                                                  24

EXHIBIT INDEX                                                               25

PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.
        --------------------------------------------

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                 June 30, 2003      December 31,
                                                  (Unaudited)           2002
                                                ----------------  --------------
Assets:
 Investment in Belvedere Capital Fund Company LLC
  (Belvedere Capital)                            $1,453,987,522   $1,322,126,211
 Investment in Partnership Preference Units         104,377,425       96,503,025
 Investment in other real estate                    475,529,298      493,950,506
 Short-term investments                                       -          622,978
                                                ----------------  --------------
  Total investments                              $2,033,894,245   $1,913,202,720
 Cash                                                 7,335,417        7,452,296
 Escrow deposits - restricted                         4,717,695        2,272,211
 Receivable for investments sold                              -       50,221,589
 Dividends and interest receivable                      570,668          570,704
 Other assets                                         2,558,166        2,680,422
                                                ----------------  --------------
   Total assets                                  $2,049,076,191   $1,976,399,942
                                                ----------------  --------------

Liabilities:
 Loan payable on Credit Facility                 $  226,000,000   $  226,000,000
 Mortgages payable                                  361,107,500      361,107,500
 Open interest rate swap contracts, at value         31,925,671       26,385,515
 Payable for Fund Shares redeemed                     6,031,640                -
 Security deposits                                      883,892          798,511
 Swap interest payable                                  204,889          189,454
 Accrued expenses:
  Interest expense                                    2,047,885        2,484,938
  Property taxes                                      4,342,105        2,051,403
  Other expenses and liabilities                      3,167,974        2,799,285
 Minority interests in controlled subsidiaries       22,520,691       29,941,272
                                                ----------------  --------------
    Total liabilities                            $  658,232,247   $  651,757,878
                                                ----------------  --------------

Net assets                                       $1,390,843,944   $1,324,642,064

                                                ----------------  --------------
Shareholders' Capital                            $1,390,843,944   $1,324,642,064
                                                ----------------  --------------

Shares Outstanding                                   16,974,285       17,258,094
                                                ----------------  --------------

Net asset value and redemption price per Share   $        81.94   $        76.75
                                                ----------------  --------------

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                   Three Months       Three Months        Six Months         Six Months
                                                  Ended June 30,     Ended June 30,     Ended June 30,     Ended June 30,
                                                       2003               2002               2003               2002
                                                  --------------     --------------     --------------     --------------
Investment Income:
 Dividends allocated from Belvedere Capital
  (net of foreign taxes of $92,080, $91,631,
  $151,649 and $115,907, respectively)             $ 5,064,663       $  5,135,285        $ 9,922,050        $ 9,632,378
 Interest allocated from Belvedere Capital             158,459            120,556            249,022            270,403
 Expenses allocated from Belvedere Capital          (2,129,108)        (2,507,271)        (4,097,457)        (5,106,717)
                                                  --------------     --------------     --------------     --------------
 Net investment income allocated from
  Belvedere Capital                                $ 3,094,014       $  2,748,570        $ 6,073,615        $ 4,796,064
 Rental income                                      16,555,469         16,863,391         33,193,717         34,091,702
 Dividends from Partnership Preference Units         2,203,828          2,203,828          4,407,656          4,407,656
 Interest                                               34,814             42,706            102,067             84,830
                                                  --------------     --------------     --------------     --------------
Total investment income                            $21,888,125       $ 21,858,495        $43,777,055        $43,380,252
                                                  --------------     --------------     --------------     --------------

Expenses:
 Investment advisory and administrative fees       $ 1,373,131       $  1,426,611        $ 2,678,860        $ 2,915,052
 Property management fees                              655,091            681,600          1,314,619          1,372,309
 Distribution and servicing fees                       655,212            808,819          1,282,877          1,664,204
 Interest expense on mortgages                       6,544,104          6,222,590         12,873,831         12,407,919
 Interest expense on Credit Facility                   926,512          1,334,844          1,953,094          2,646,748
 Interest expense on swap contracts                  2,305,806          1,821,933          4,472,721          3,858,007
 Property and maintenance expenses                   4,277,044          4,041,721          8,491,017          7,724,377
 Property taxes and insurance                        2,272,938          1,947,866          4,265,990          3,916,012
 Miscellaneous                                         610,312            225,365            838,277            610,145
                                                  --------------     --------------     --------------     --------------
Total expenses                                     $19,620,150       $ 18,511,349        $38,171,286        $37,114,773
Deduct-
 Reduction of investment advisory
  and administrative fees                              336,633            409,283            650,070            833,103
                                                  --------------     --------------     --------------     --------------
Net expenses                                       $19,283,517       $ 18,102,066        $37,521,216       $ 36,281,670
                                                  --------------     --------------     --------------     --------------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                           $ 2,604,608       $  3,756,429        $ 6,255,839       $  7,098,582
Minority interests in net income
 of controlled subsidiaries                           (544,906)          (899,444)        (1,203,165)        (1,967,618)
                                                  --------------     --------------     --------------     --------------
Net investment income                              $ 2,059,702       $  2,856,985        $ 5,052,674       $  5,130,964
                                                  --------------     --------------     --------------     --------------

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                   Three Months       Three Months        Six Months         Six Months
                                                  Ended June 30,     Ended June 30,     Ended June 30,     Ended June 30,
                                                       2003               2002               2003               2002
                                                  --------------     --------------     --------------     --------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere
  Capital  (identified cost basis)                 $  2,441,173      $  (6,972,021)     $ (3,206,592)      $ (17,066,297)
 Investment transactions in other real estate
  estate investments                                    323,384                  -           323,384                     -
                                                  --------------     --------------     --------------     --------------
Net realized gain (loss)                           $  2,764,557      $  (6,972,021)     $ (2,883,208)      $ (17,066,297)
                                                  --------------     --------------     --------------     --------------

Change in unrealized appreciation
 (depreciation) -
  Investment in Belvedere Capital
   (identified cost basis)                         $166,898,579      $(201,939,631)     $108,244,918       $(180,358,627)
  Investments in Partnership Preference Units
   (identified cost basis)                            3,578,312          1,618,787         7,874,400           2,609,025
  Investments in other real estate
   (net of minority interests in unrealized
   gain (loss) of controlled subsidiaries of
   $(1,134,599), $198,233, $(8,066,435)
   and $6,753,186, respectively)                     (2,204,133)           198,234       (12,257,945)        (16,662,227)
  Interest rate swap contracts                       (5,286,834)       (10,576,146)       (5,540,156)         (7,136,766)
                                                  --------------     --------------     --------------     --------------
Net change in unrealized appreciation
 (depreciation)                                    $162,985,924      $(210,698,756)     $ 98,321,217       $(201,548,595)
                                                  --------------     --------------     --------------     --------------

Net realized and unrealized gain (loss)            $165,750,481      $(217,670,777)     $ 95,438,009       $(218,614,892)
                                                  --------------     --------------     --------------     --------------

Net increase (decrease) in net assets
 from operations                                   $167,810,183      $(214,813,792)     $100,490,683       $(213,483,928)
                                                  ==============    ===============    ===============   ================

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                Six Months         Six Months
                                                              Ended June 30,     Ended June 30,
                                                                   2003               2002
------------------------------------------------------------------------------------------------
Increase (Decrease) in Net Assets:
 Net investment income                                        $     5,052,674    $    5,130,964
 Net realized loss from investment transactions                    (2,883,208)      (17,066,297)
 Net change in unrealized appreciation (depreciation)
  of investments                                                   98,321,217      (201,548,595)
                                                               ---------------------------------
Net increase (decrease) in net assets from operations          $  100,490,683    $ (213,483,928)
                                                               ---------------------------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to Shareholders in
  payment of distributions declared                            $    6,479,733    $            -
 Net asset value of Fund Shares redeemed                          (28,400,956)      (29,420,505)
                                                               ---------------------------------
Net decrease in net assets from Fund Share transactions        $  (21,921,223)   $  (29,420,505)
                                                               ---------------------------------

Distributions -
 Distributions to Shareholders                                 $  (12,367,580)   $            -
                                                               ---------------------------------
Total distributions                                            $  (12,367,580)   $            -
                                                               ---------------------------------

Net increase (decrease) in net assets                          $   66,201,880    $ (242,904,433)

Net assets:
 At beginning of period                                        $1,324,642,064    $1,749,157,864
                                                               ---------------------------------
 At end of period                                              $1,390,843,944    $1,506,253,431
                                                               ---------------------------------

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Six Months         Six Months
                                                                                   Ended June 30,     Ended June 30,
                                                                                        2003               2002
--------------------------------------------------------------------------------------------------------------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                              $ 100,490,683      $(213,483,928)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities -
  Amortization of debt issuance costs                                                    134,817             97,466
  Net investment income allocated from Belvedere Capital                              (6,073,615)        (4,796,064)
  Increase in escrow deposits                                                         (2,445,484)        (2,636,048)
  Decrease in receivable for investments sold                                         50,221,589                  -
  (Increase) decrease in other assets                                                    (12,561)           639,661
  Decrease (increase) in dividends and interest receivable                                    36           (772,001)
  Increase in interest payable for open swap contracts                                    15,435             19,259
  Increase (decrease) in security deposits, accrued interest and
   accrued other expenses and liabilities                                                 17,017           (115,198)
  Increase in accrued property taxes                                                   2,290,702          2,384,916
  Payments for investments in other real estate                                       (5,026,960)                 -
  Proceeds from sale of investment in
   other real estate                                                                   5,356,755                  -
  Improvements to rental property                                                     (1,903,172)        (1,509,598)
  Net (increase) decrease in investment in Belvedere Capital                         (41,000,000)         2,977,326
  Decrease in short-term investments                                                     622,978          1,705,915
  Minority interests in net income of controlled subsidiaries                          1,203,165          1,967,618
  Net realized loss from investment transactions                                       2,883,208         17,066,297
  Net change in unrealized (appreciation) depreciation of
   investments                                                                       (98,321,217)       201,548,595
                                                                                   ---------------------------------
Net cash flows from operating activities                                           $   8,453,376      $   5,094,216
                                                                                   ---------------------------------
Cash Flows From (For) Financing Activities -
 Repayment of mortgage                                                             $      (6,410)     $           -
 Distributions paid to Shareholders                                                   (5,887,847)                 -
 Payments for Fund Shares redeemed                                                    (2,118,686)        (3,703,970)
 Distributions paid to minority shareholders                                            (557,312)        (1,914,700)
                                                                                   ---------------------------------
Net cash flows for financing activities                                            $  (8,570,255)     $  (5,618,670)
                                                                                   ---------------------------------

Net increase (decrease) in cash                                                    $    (116,879)     $    (524,454)

Cash at beginning of period                                                        $   7,452,296      $  10,001,955
                                                                                   ---------------------------------
Cash at end of period                                                              $   7,335,417      $   9,477,501
                                                                                   =================================

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                 Six Months         Six Months
                                                               Ended June 30,     Ended June 30,
                                                                    2003               2002
-------------------------------------------------------------------------------------------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Interest paid on loan - Credit Facility                       $  1,781,333       $  2,184,379
  Interest paid on mortgages                                    $ 12,775,879       $ 12,347,318
  Interest paid on swap contracts                               $  4,457,286       $  3,838,748
  Market value of securities distributed in payment of
   redemptions                                                  $ 20,250,630       $ 25,716,535
  Market value of real property and other assets, net
   of current liabilities, assumed in conjunction with
   acquisition of other real estate                             $ 64,628,785       $          -
  Mortgage assumed in conjunction with acquisition of
   other real estate                                            $ 59,601,825       $          -
  Market value of real property and other assets, net
   of current liabilities, disposed of in conjunction with
   sale of other real estate                                    $ 64,603,784       $          -
  Mortgage disposed of in conjunction with sale of
   other real estate                                            $ 59,595,415       $          -

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of June 30, 2003
Condensed Consolidated Financial Statements (Continued)

Financial Highlights (Unaudited)


For the Six Months Ended June 30, 2003
--------------------------------------------------------------------------------
Net asset value - Beginning of period                        $ 76.750

Income (loss) from operations
--------------------------------------------------------------------------------
Net investment income (6)                                    $  0.295
Net realized and unrealized gain                                5.615
--------------------------------------------------------------------------------
Total income from operations                                 $  5.910
--------------------------------------------------------------------------------

Distributions
--------------------------------------------------------------------------------
Distributions to Shareholders                                $ (0.720)
--------------------------------------------------------------------------------
Total distributions                                          $ (0.720)
--------------------------------------------------------------------------------
Net asset value - End of period                              $ 81.940
--------------------------------------------------------------------------------

Total Return(1)                                                  7.74%
--------------------------------------------------------------------------------

                                                           As a Percentage     As a Percentage
                                                           of Average Net      of Average Gross
Ratios                                                        Assets(5)          Assets(2)(5)
-----------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
  Interest and other borrowing costs(4)                       1.62%(3)              1.13%(3)
  Operating expenses(4)                                       1.77%(3)              1.23%(3)
Belport Capital Fund LLC Expenses
  Interest and other borrowing costs(7)                       0.99%(3)              0.69%(3)
  Investment advisory and administrative fees,
   servicing fees and other Fund operating expenses(7)(8)     1.26%(3)              0.87%(3)
                                                            -----------------------------------
Total expenses                                                5.64%(3)              3.92%(3)
-----------------------------------------------------------------------------------------------

Net investment income                                         0.78%(3)              0.54%(3)
-----------------------------------------------------------------------------------------------

Supplemental Data
-----------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                         $1,390,844
Portfolio Turnover of Tax-Managed Growth Portfolio (the Portfolio)                        11%
-----------------------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belport Capital Fund LLC (Belport Capital) (including Belport Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Capital) and Belport Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belport Realty Corporation's (Belport Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belport Realty.
(3)  Annualized.
(4) Includes Belport Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(5) For the purpose of calculating ratios, the income and expenses of Belport Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belport Realty.
(6)  Calculated using average shares outstanding.
(7) Includes the expenses of Belport Capital and Belport Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belport Realty.
(8) Includes Belport Capital's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of June 30, 2003
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2    Estate Freeze

Shareholders in Belport Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At June 30, 2003 and December 31, 2002, the Preferred Shares were valued at $81.94 and $76.75, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3    Investment Transactions

The following table summarizes the Fund's investment transactions for the six months ended June 30, 2003 and June 30, 2002:

                                              Six Months Ended  Six Months Ended
               Investment Transaction          June 30, 2003     June 30, 2002
--------------------------------------------------------------------------------
Increases in investment in Belvedere Capital   $  41,000,000     $  12,161,350
Decreases in investment in Belvedere Capital   $  20,250,630     $  40,855,212
Acquisitions of other real estate(1)           $   5,026,960     $           -
Sales of other real estate(1)                  $   5,356,755     $           -
--------------------------------------------------------------------------------

(1) In March 2003, Bel Oakbrook LLC (Bel Oakbrook), a wholly-owned subsidiary of Belport Realty Corporation (Belport Realty), acquired a 100% ownership interest in CRIC Oakbrook 2, LLC (CRIC Oakbrook), an other real estate investment. In May 2003, Belport Realty sold its interest in Bel Oakbrook to another fund sponsored by Eaton Vance Management. A gain of $323,384 was recognized on the transaction.

4    Indirect Investment in Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Capital), for the six months ended June 30, 2003 and June 30, 2002, including allocations of income and expenses for the respective periods then ended:

                                                               Six Months Ended     Six Months Ended
                                                                June 30, 2003        June 30, 2002
----------------------------------------------------------------------------------------------------
Belvedere Capital's interest in the Portfolio(1)                $9,599,217,401       $9,414,074,868
The Fund's investment in Belvedere Capital(2)                   $1,453,987,522       $1,541,299,575
Income allocated to Belvedere Capital from the Portfolio        $   66,798,353       $   59,178,086
Income allocated to the Fund from Belvedere Capital             $   10,171,072       $    9,902,781
Expenses allocated to Belvedere Capital from the Portfolio      $   20,113,419       $   22,716,704
Expenses allocated to the Fund from Belvedere Capital           $    4,097,457       $    5,106,717
----------------------------------------------------------------------------------------------------

(1) As of June 30, 2003 and 2002, the value of Belvedere Capital's interest in the Portfolio represents 61.7% and 57.0% of the Portfolio's net assets, respectively.
(2) As of June 30, 2003 and 2002, the Fund's investment in Belvedere Capital represents 15.1% and 16.4% of Belvedere Capital's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at June 30, 2003, December 31, 2002 and June 30, 2002 and its operations for the six months ended June 30, 2003, for the year ended December 31, 2002 and for the six months ended June 30, 2002 follows:

                                    June 30,       December 31,          June 30,
                                      2003             2002                2002
                                ------------------------------------------------------
Investments, at value           $15,616,951,272   $14,544,149,182    $16,438,266,069
Other assets                         26,660,614        70,073,039        258,245,026
--------------------------------------------------------------------------------------

Total assets                    $15,643,611,886   $14,614,222,221    $16,696,511,095
Total liabilities                    93,843,137        42,700,633        171,302,142
--------------------------------------------------------------------------------------

Net assets                       $15,549,768,749  $14,571,521,588    $16,525,208,953
======================================================================================
Dividends and interest          $   109,393,140   $   213,292,082        104,789,317
--------------------------------------------------------------------------------------

Investment adviser fee          $    31,979,032   $    71,564,552    $    38,983,369
Other expenses                          985,298         2,577,489          1,249,484

--------------------------------------------------------------------------------------
Total expenses                  $    32,964,330   $    74,142,041    $    40,232,853
--------------------------------------------------------------------------------------


Net investment income           $    76,428,810   $   139,150,041    $    64,556,464

Net realized losses                 (29,306,399)     (459,996,840)      (198,388,599)
Net change in unrealized
 appreciation (depreciation)      1,126,151,279    (3,312,547,564)    (1,921,047,828)
-------------------------------------------------------------------------------------
Net increase (decrease) in net
 assets from operations         $ 1,173,273,690   $(3,633,394,363)   $(2,054,879,963)
-------------------------------------------------------------------------------------

5    Interest Rate Swap Agreements

Belport Capital has entered into current and forward interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of December 31, 2002, Belport Capital had entered into interest rate swap agreements with Citibank, N.A. (Citibank) and Merrill Lynch Capital Services, Inc (MLCS). Effective June 30, 2003, MLCS assumed all swap agreements previously entered into with Citibank (Note 6).

           Notional                                        Unrealized     Unrealized
            Amount                                        Depreciation   Depreciation
Effective   (000's    Fixed     Floating     Termination  at June 30,   at December 31,
  Date     omitted)   Rate        Rate          Date          2003           2002
---------------------------------------------------------------------------------------
 03/01     $49,080   5.8075%  LIBOR + 0.40%     3/08       $ 6,307,231    $   529,706
 05/01      73,980   5.79%    LIBOR + 0.40%     3/08         9,452,533      8,088,686
 07/01      34,905   5.995%   LIBOR + 0.40%     3/08         4,785,332      4,169,274
 12/01      57,509   5.841%   LIBOR + 0.40%     3/08         7,477,955      6,440,259
 03/08      49,080   6.45%    LIBOR + 0.40%     2/10         1,128,867      5,416,263
 03/08      73,980   6.92%    LIBOR + 0.40%     9/10         2,773,753      1,741,327
---------------------------------------------------------------------------------------
 Total                                                     $31,925,671    $26,385,515
---------------------------------------------------------------------------------------

6 Debt

Credit Facility - Effective on June 30, 2003, Belport Capital refinanced the existing credit facility with Citicorp North America, Inc. with two new credit arrangements (collectively, the Credit Facility) totaling $275,000,000. The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belport Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Multifamily Property Trust (Bel Multifamily) and Monadnock Property Trust LLC (Monadnock).

The credit arrangement with DrKW Holdings, Inc. is for $221,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR + 0.20% per annum. As of June 30, 2003, outstanding borrowings under this credit arrangement totaled $221,000,000.

The credit arrangement with Merrill Lynch Mortgage Capital is for $54,000,000, and includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR + 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belport Capital pays all fees associated with issuing the letters of credit. As of June 30, 2003, outstanding borrowings under this credit arrangement totaled $5,000,000, as well as a letter of credit outstanding for $1,299,000. The letter of credit was issued as a substitute for funding certain mortgage escrow accounts required by the lender of Bel Multifamily. The letter of credit expires on June 30, 2004 and automatically extends for one-year periods not to extend beyond June 15, 2010. Fees paid or accrued under the terms of the letter of credit issued under the existing Credit Facility totaled $4,025 for the six months ended June 30, 2003.

Mortgages - In May 2003, in conjunction with the sale of Belport Realty's interest in Bel Oakbrook (Note 3), the mortgage payable by CRIC Oakbrook was disposed of. At the time of the transaction, the loan balance was $59,595,415.

7    Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belport Capital invests in real estate assets through its subsidiary, Belport Realty. Belport Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Multifamily, Monadnock and Bel Oakbrook (for the period from March 19, 2003 to May 13, 2003).

Belport Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), realized gain (loss) and unrealized gain (loss). The accounting policies of the reportable segments are the same as those for Belport Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

For the Three Months Ended                Tax Managed        Real
June 30, 2003                          Growth Portfolio*    Estate         Total
--------------------------------------------------------------------------------------
Revenue                                  $  3,094,014    $ 18,776,535   $  21,870,549
Interest expense on mortgages                       -      (6,544,104)     (6,544,104)
Interest expense on Credit Facility                 -        (880,186)       (880,186)
Interest expense on swap contracts                  -      (2,305,806)     (2,305,806)
Operating expenses                           (237,868)     (8,495,397)     (8,733,265)
Minority interest in net income of
 controlled Subsidiaries                            -        (544,906)       (544,906)
--------------------------------------------------------------------------------------
Net investment income                    $  2,856,146    $      6,136    $  2,862,282
Net realized gain                           2,441,173         323,384       2,764,557
Change in unrealized gain (loss)          166,898,579      (3,912,655)    162,985,924
--------------------------------------------------------------------------------------
Net increase (decrease) in net assets
 from operations of reportable segments  $172,195,898   $ (3,583,135)   $168,612,763
--------------------------------------------------------------------------------------


For the Three Months Ended                Tax Managed        Real
June 30, 2003                          Growth Portfolio*    Estate         Total
--------------------------------------------------------------------------------------
Revenue                                  $  2,748,570   $ 19,100,773    $  21,849,343
Interest expense on mortgages                       -     (6,222,590)      (6,222,590)
Interest expense on Credit Facility                 -     (1,294,340)      (1,294,340)
Interest expense on swap contracts                  -     (1,821,933)      (1,821,933)
Operating expenses                           (279,392)    (7,490,078)      (7,769,470)
Minority interest in net income of
 controlled Subsidiaries                            -       (899,444)        (899,444)
--------------------------------------------------------------------------------------
Net investment income                    $  2,469,178   $  1,372,388    $   3,841,566
Net realized loss                          (6,972,021)             -       (6,972,021)
Change in unrealized gain (loss)         (201,939,631)    (8,759,125)    (210,698,756)
--------------------------------------------------------------------------------------
Net decrease in net assets from operations
of reportable segments                  $(206,442,474)  $ (7,386,737)   $(213,829,211)
--------------------------------------------------------------------------------------


For the Six Months Ended                  Tax Managed        Real
June 30, 2003                          Growth Portfolio*    Estate         Total
--------------------------------------------------------------------------------------
Revenue                                 $  6,073,615    $ 37,646,581    $  43,720,196
Interest expense on mortgages                      -     (12,873,831)     (12,873,831)
Interest expense on Credit Facility                -      (1,855,439)      (1,855,439)
Interest expense on swap contracts                 -      (4,472,721)      (4,472,721)
Operating expenses                          (476,083)    (16,278,101)     (16,754,184)
Minority interest in net income of
 controlled Subsidiaries                           -      (1,203,165)      (1,203,165)
--------------------------------------------------------------------------------------
Net investment income                   $  5,597,532    $    963,324     $  6,560,856
Net realized gain (loss)                  (3,206,592)        323,384       (2,883,208)
Change in unrealized gain (loss)         108,244,918      (9,923,701)      98,321,217
--------------------------------------------------------------------------------------
Net increase (decrease) in net assets
 from operations of reportable segments $110,635,858    $ (8,636,993)    $101,998,865
--------------------------------------------------------------------------------------


For the Six Months Ended                  Tax Managed        Real
June 30, 2003                          Growth Portfolio*    Estate         Total
---------------------------------------------------------------------------------------
Revenue                                 $  4,796,064    $ 38,567,463     $  43,363,527
Interest expense on mortgages                      -     (12,407,919)      (12,407,919)
Interest expense on Credit Facility                -      (2,514,411)       (2,514,411)
Interest expense on swap contracts                 -      (3,858,007)       (3,858,007)
Operating expenses                          (592,856)    (14,840,195)      (15,433,051)
Minority interest in net income of
 controlled Subsidiaries                           -      (1,967,618)       (1,967,618)
---------------------------------------------------------------------------------------
Net investment income                   $  4,203,208    $  2,979,313     $   7,182,521
Net realized loss                        (17,066,297)              -       (17,066,297)
Change in unrealized gain (loss)        (180,358,627)    (21,189,968)     (201,548,595)
---------------------------------------------------------------------------------------
Net decrease in net assets from
   operations of reportable segments    $(193,221,716)  $(18,210,655)    $(211,432,371)
---------------------------------------------------------------------------------------

* Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                      Three Months     Three Months       Six Months       Six Months
                                         Ended             Ended            Ended             Ended
                                      June 30, 2003    June 30, 2002     June 30, 2003     June 30, 2002
                                      -----------------------------------------------------------------------
Revenue:
 Revenue from reportable segments     $ 21,870,549     $  21,849,343     $  43,720,196     $ 43,363,527
 Unallocated revenue                        17,576             9,152            56,859           16,725
                                      ------------------------------------------------------------------
Total revenue                         $ 21,888,125     $  21,858,495     $  43,777,055     $  43,380,252
                                      ------------------------------------------------------------------
Net increase (decrease) in net assets
 from operations:
  Net increase (decrease) in net
  assets from operations of
  reportable segments                 $168,612,763     $(213,829,211)    $ 101,998,865     $(211,432,371)
 Unallocated revenue                        17,576             9,152            56,859            16,725
 Unallocated expenses **                  (820,156)         (993,733)       (1,565,041)       (2,068,282)
                                      -------------------------------------------------------------------
Total net increase (decrease) in net
assets from operations                $167,810,183     $(214,813,792)    $ 100,490,683     $(213,483,928)
                                      -------------------------------------------------------------------

** Unallocated expenses include costs of Belport Capital to operate the Fund such as servicing and distribution fees, as well as other miscellaneous administrative costs of Belport Capital.


                                   Tax-Managed Growth      Real
At June 30, 2003                       Portfolio*         Estate           Total
--------------------------------------------------------------------------------------
Segment assets                       $1,453,987,522    $593,032,982    $2,047,020,504
Segment liabilities                       6,031,640     640,773,898       646,805,538
--------------------------------------------------------------------------------------
Net assets of reportable segments    $1,447,955,882    $(47,740,916)   $1,400,214,966
--------------------------------------------------------------------------------------

At December 31, 2002
--------------------------------------------------------------------------------------
Segment assets                       $1,372,347,800    $601,083,507    $1,973,431,307
Segment liabilities                               -     640,369,917       640,369,917
--------------------------------------------------------------------------------------
Net assets of reportable segments    $1,372,347,800    $(39,286,410)   $1,333,061,390
--------------------------------------------------------------------------------------
*    Belport Capital invests  indirectly in Tax-Managed Growth Portfolio through
     Belvedere Capital.

Net assets:                             June 30, 2003       December 31, 2002
                                       ---------------      -----------------
 Net assets of reportable segments     $1,400,214,966        $1,333,061,390
 Unallocated cash                           2,054,656             2,345,657
 Other assets                                   1,031               622,978
 Loan payable- Credit Facility            (11,300,000)          (11,300,000)
 Other liabilities                           (126,709)              (87,961)
                                       ---------------      -----------------
Total net assets                       $1,390,843,944        $1,324,642,064
                                       ---------------      -----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND.(1) The Fund's total return was 13.58% for the quarter ended June 30, 2003. This return reflects an increase in the Fund's net asset value per share from $72.14 to $81.94 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 15.39% over the same period. The performance of the Fund exceeded that of Tax-Managed Growth Portfolio (the Portfolio) by approximately 0.04% during the period. Last year, the Fund had a total return performance of -12.39% for the quarter ended June 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $98.46 to $86.26 during the period. For comparison, the S&P 500 had a total return of -13.39% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.75% during that period.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the quarter ended June 30, 2003 was 13.54% compared to the 15.39% return achieved by the S&P 500 over the same period. The S&P 500 enjoyed a strong rally in the quarter, posting its best quarterly return since the fourth quarter of 1998. Encouraging fiscal and monetary policies, resilient consumer spending and positive earnings momentum contributed to the market's strength during the period. In general, small capitalization stocks outperformed large capitalization holdings during the quarter and value investing outperformed growth, a continuing theme from the same period last year. The total return of the Portfolio for the quarter ended June 30, 2002 was -11.64%.

The performance of the Portfolio trailed the performance of the S&P 500 during the quarter ended June 30, 2003 primarily due to the Portfolio's relatively more defensive tilt and its de-emphasis of stocks considered by the Portfolio's investment adviser, Boston Management and Research (Boston Management), to be of lower quality. Higher volatility, lower quality stocks exhibited strong momentum across most industry groups during the period.

The Portfolio's sector allocation during the quarter remained very similar to its positioning relative to the S&P 500 during the year ended December 31, 2002, with no major sector or industry shifts. The Portfolio's exposure to pharmaceuticals in the health care sector and media investments in the consumer discretionary sector was particularly beneficial to the Portfolio's performance during the quarter.

Boston Management remained cautious in the technology and telecommunications sectors during the quarter, maintaining an underweight allocation comparable to the same period a year ago. The Portfolio continued its de-emphasis of stocks in the semiconductor equipment, peripherals, and wireless telecommunication industries. This posture has added to performance over longer time periods and during the same period a year ago, but hindered the Portfolio's performance during the second quarter of 2003.

The Portfolio's overweight of the industrials sector in the areas of airfreight logistics and aerospace and defense, another continuing theme from last year, detracted from quarterly results, but has positively contributed to the

-----------------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Comparison to the S&P 500 is for reference only. It is not possible to invest directly in an index.

Portfolio's longer-term returns. The Portfolio's continued de-emphasis of the utilities and materials sectors and the quality of its stock selection in those sectors was beneficial to performance during the quarter.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate operations are conducted primarily through Real Estate Joint Ventures that are majority-owned by Belport Realty Corporation (Belport Realty), a controlled subsidiary of the Fund. During the quarter ended June 30, 2003, the Fund's real estate operations continued to be impacted by weaker multifamily market fundamentals, as well as the uncertain outlook for the U.S. economy.

Rental income from real estate operations decreased to $16.6 million for the quarter ended June 30, 2003 from $16.9 million for the quarter ended June 30, 2002, a decline of $0.3 million or 2%. This decrease in rental income resulted primarily from increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by the Fund's Real Estate Joint Ventures, a trend that continued from 2002.

Property operating expenses increased to $7.2 million for the quarter ended June 30, 2003 from $6.7 million for the quarter ended June 30, 2002, an increase of $0.5 million or 7% (property operating expenses are before debt service and certain operating expenses of Belport Realty of approximately $1.3 million for the quarter ended June 30, 2003 and approximately $0.8 million for the quarter ended June 30, 2002). The increase was principally due to a 17% increase in property tax and insurance expenses and a 6% increase in property and maintenance expenses for the period. Given the continued uncertain outlook for the U.S. economy as a whole, Boston Management, Belport Realty's manager, expects that real estate operating results in 2003 will continue to be modestly below the levels of 2002.

At June 30, 2003, the estimated fair value of the real properties held through Belport Realty was $475.5 million compared to $496.7 million at June 30, 2002, a decrease of $21.2 million or 4%. The decrease in real property value resulted from declines in near-term earnings expectations and the economic downturn. The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes the Fund's Real Estate Joint Ventures) of approximately $2.2 million during the quarter ended June 30, 2003 compared to approximately $0.2 million in unrealized appreciation for the quarter ended June 30, 2002. Despite weaker market conditions, declines in asset values for multifamily properties during the quarter have generally been modest as decreases in capitalization rates have continued to significantly offset declining income level expectations. During the quarter ended June 30, 2003, the Fund sold its investment in Bel Oakbrook LLC, that was acquired in March 2003, to another investment fund advised by Boston Management and recognized a gain of $0.3 million on the transaction.

For the quarter ended June 30, 2003, the Fund's investments in Partnership Preference Units continued to benefit from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. At June 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $104.4 million compared to $95.1 million at June 30, 2002, an increase of $9.3 million or 10%. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $3.6 million during the quarter ended June 30, 2003 compared to unrealized appreciation of approximately $1.6 million for the quarter ended June 30, 2002. Dividends received from Partnership Preference Units totaled $2.2 million for the quarters ended June 30, 2003 and 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended June 30, 2003, interest rate swap agreement values depreciated by $5.3 million, compared to a decline for the three months ended June 30, 2002 of $10.6 million. The depreciation in both periods was caused by declines in swap rates, with a smaller decline in 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND. The Fund's total return was 7.74% for the six months ended June 30, 2003. This return reflects an increase in the Fund's net asset value per share from $76.75 to $81.94 and a distribution of $0.72 per share during the period. For comparison, the S&P 500 had a total return of 11.75% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.45% during the period. Last year, the Fund had a total return performance of -12.31% for the six months ended June 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $98.37 to $86.26. For comparison, the S&P 500 had a total return of -13.15% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 1.37% for the six months ended June 30, 2002.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the six months ended June 30, 2003 was 8.19% compared to the 11.75% return achieved by the S&P 500 over the same period. Market performance during the first six months of 2003 remained volatile, but markets proved resilient, achieving impressive returns and positively concluding the first half of the year. War angst, questionable economic recovery, and the SARS outbreak were just a few of the factors contributing to increased volatility and unsettled investor sentiment during the period. During the second quarter of 2003, an easing of geopolitical concerns, positive consumer data, a strong housing market, and a low interest rate environment provided significant support and a boost to the equity markets. The Portfolio's total return for the quarter ended June 30, 2002 was -10.94%.

The Portfolio's performance trailed the S&P 500 in the first six months of 2003, mostly due to its lower exposure to higher volatility, lower quality stocks, which were the strongest price performers during the first six months of 2003. Despite this short-term performance, the Portfolio is committed to its investment strategy of seeking quality stocks that are reasonably priced in relation to their fundamental value.

Boston Management continued to de-emphasize health care investments during the period, a directional move initiated last year that has been positive for the Portfolio's relative returns. Boston Management continued to emphasize industrial company investments, especially in the airfreight logistics and aerospace and defense areas, which has helped the Portfolio's longer-term record, but detracted from first half results. The Portfolio also maintained an overweight stance in the consumer discretionary and consumer staples sectors during the period, as it did in the first half of 2002.

Lack of earning visibility during the period reinforced the Portfolio's cautious weighting in the telecommunications and information technology sectors. Both of the aforementioned sectors were de-emphasized last year as well. The Portfolio's underweight of diversified telecommunication service and software holdings relative to the S&P 500 was particularly beneficial to relative performance in the first half of 2003. Boston Management also continued to underweight the Portfolio's exposure to the materials and utilities sectors, a similar stance to last year's allocation.

PERFORMANCE OF REAL ESTATE INVESTMENTS. Rental income for the six months ended June 30, 2003 decreased to $33.2 million from $34.1 million for the six months ended June 30, 2002, a decline of $0.9 million or 3%. Property operating expenses increased to $14.1 million for the six months ended June 30, 2003 from $13.0 million for the six months ended June 30, 2002, an increase of $1.1 million or 8% (property operating expenses are before debt service and certain operating expenses of Belport Realty of approximately $2.2 million for the six months ended June 30, 2003 and approximately $1.8 million for the six months ended June 30, 2002). The increase was due to a 9% increase in property tax and insurance expenses and to a 10% increase in property and maintenance expenses. As in 2002, real estate operations during the period were affected by weaker multifamily market fundamentals in most regions combined with lower occupancy levels and increased rent concessions or reduced apartment rents.

At June 30, 2003, the estimated fair value of the real properties held through Belport Realty was $475.5 million compared to $496.7 million at June 30, 2002, a decrease of $21.2 million or 4%. The decrease in real property value resulted from declines in near-term earnings expectations and the economic downturn. The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments of approximately $12.3 million during the six months ended June 30, 2003 compared to unrealized depreciation of approximately $16.7 million for the six months ended June 30, 2002. Declines in asset values for multifamily properties during the period have generally been modest as decreases in capitalization rates have largely offset declining income level expectations. During the six months ended June 30, 2003, the Fund sold its investment in Bel Oakbrook LLC, that was acquired in March 2003, to another investment fund advised by Boston Management and recognized a gain of $0.3 million on the transaction.

For the six months ended June 30, 2003, the Fund's investments in Partnership Preference Units continued to benefit from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. At June 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $104.4 million compared to $95.1 million at June 30, 2002, an increase of $9.3 million or 10%. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $7.9 million during the six months ended June 30, 2003 compared to unrealized depreciation of approximately $2.6 million for the six months ended June 30, 2002. Dividends received from Partnership Preference Units totaled $4.4 million for the six months ended June 30, 2003 and 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the six months ended June 30, 2003, interest rate swap agreement values depreciated by approximately $5.5 million compared to depreciation of approximately $7.1 million for the six months ended June 30, 2002. The depreciation was caused by a decline in swap rates during the periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Effective June 30, 2003, the Fund refinanced its Credit Facility with Citicorp North America by entering into new credit arrangements with DrKW Holdings, Inc.
(DrKW) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility), which together total $275 million. The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Multifamily Property Trust and Monadnock Property Trust LLC, and has a seven-year maturity. The Credit Facility will expire in June 2010.

The Credit Facility is primarily used to fund the Fund's equity in real estate investments and will continue to be used for such purpose in the future. The Credit Facility also provides for selling commissions, organizational expenses and any short-term liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility and the amount of outstanding borrowings thereunder for these purposes.

The Fund has a $221 million credit arrangement with DrKW. Borrowings under the DrKW credit arrangement accrue interest at a rate of one-month LIBOR plus 0.20% per annum. As of June 30, 2003, outstanding borrowings under the DrKW credit arrangement totaled $221 million.

The Fund has a $54 million credit arrangement with MLMC, including up to $10 million under letters of credit. Borrowings under the MLMC credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of June 30, 2003, outstanding borrowings under the MLMC credit arrangement totaled $5 million, with an additional $1.3 million outstanding under letters of credit. The unused loan commitment amount totaled approximately $47.7 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing the letters of credit.

The Fund has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses.

As of June 30, 2003 and June 30, 2002,  the unrealized  depreciation  related to
the  interest  rate  swap   agreements  was  $31.9  million  and  $9.5  million,
respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The Fund's discussion and analysis of its financial condition and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore they are valued on an ongoing basis by Boston

Management, in its capacity as manager of Belport Realty, in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap agreements.

In estimating the value of the Fund's investments in real estate, Boston Management takes into account relevant factors, data and information, including, with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated fair values, which represent the amount at which the investments could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to the assumption that the investment could be sold in a transaction between willing parties, values may differ from amounts ultimately realized. Boston Management, as the Fund's investment adviser, determines the value of interest rate swaps, and, in doing so, may consider among other things, dealer and counter-party quotes and pricing models.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures and Net Leased Properties. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, other real estate investments is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and other real estate investments.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.


                           Interest Rate Sensitivity
           Cost, Principal (Notional) Amount by Contractual Maturity
                      For the Twelve Months Ended June 30,

                                                                                                Estimated
                             2004-2007         2008           Thereafter           Total        Fair Value
---------------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                                         $361,107,500       $361,107,500    $397,000,000
Average interest rate                                                6.78%              6.78%
------------------------
Variable-rate Credit
Facilities                                                   $226,000,000       $226,000,000    $226,000,000
Average interest rate                                                1.32%              1.32%
--------------------------------------------------------------------------------------------------------------------
Rate sensitive
derivative
financial instruments:
------------------------
Pay fixed/
Receive variable
interest rate
swap contracts                            $215,474,000       $123,060,000       $338,534,000    $(31,925,671)
Average pay rate                                  5.84%              6.73%              6.16%
Average receive rate                                                 1.32%              1.32%
-------------------------------------------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 2/6/03,
Current Yield: 8.03%                                         $ 34,821,762       $ 34,821,762    $ 42,894,425

PSA Institutional
Partners, L.P., 9.50%
Series N Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/05,
Current Yield: 8.99%                                         $ 34,905,000       $ 34,905,000    $ 34,346,000

Prentiss Properties
Acquisition Partners,
L.P., 8.30% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
6/25/03, Current
Yield: 8.41%                                                $ 22,687,060        $ 22,687,060    $ 27,137,000


ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------

Eaton Vance Management (Eaton Vance), as the Fund's manager, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

As the Fund's manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report to Eaton Vance any significant deficiency in the design or operation of internal control over financial reporting which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal control over financial reporting.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the three months ended June 30, 2003.

ITEM 5.  OTHER INFORMATION.
---------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

4.1 Loan and Security Agreement between Belport Capital Fund LLC and DrKW Holdings, Inc., as Lender

4.2 Loan and Security Agreement among Belport Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on August 14, 2003.







                              BELPORT CAPITAL FUND LLC



                              /s/ Michelle A. Alexander
                               ------------------------
                              Michelle A. Alexander
                              Chief Financial Officer
                              (Duly Authorized Officer and
                               Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

4.1 Loan and Security Agreement between Belport Capital Fund LLC and DrKW Holdings, Inc., as Lender

4.2 Loan and Security Agreement among Belport Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002