Form 10-Q
period 2003-09-30
BELPORT CAPITAL FUND LLC
filed 2003-11-10
CIK 1138602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003
                                               ------------------
                          Commission File No. 000-49775
                                              ---------


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

                                   YES  [X]      NO  [ ]

                            BELPORT CAPITAL FUND LLC
                               Index to Form 10-Q

                                                                            Page
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                          3

         Condensed Consolidated Statements of Assets and Liabilities
         as of September 30, 2003 (Unaudited) and December 31, 2002           3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three Months Ended September 30, 2003 and 2002 and for
         the Nine Months Ended September 30, 2003 and 2002                    4

         Condensed Consolidated Statements of Changes in Net Assets
         (Unaudited) for the Nine Months Ended September 30, 2003 and
         2002                                                                 6

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months Ended September 30, 2003 and 2002                7

         Financial Highlights (Unaudited) for the Nine Months Ended
         September 30, 2003                                                   9

         Notes to Condensed Consolidated Financial Statements as of
         September 30, 2003 (Unaudited)                                      10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

Item 4.  Controls and Procedures                                             21

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   22

Item 2.  Changes in Securities and Use of Proceeds                           22

Item 3.  Defaults Upon Senior Securities                                     22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    22

SIGNATURES                                                                   23

EXHIBIT INDEX                                                                24

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                 September 30,
                                                     2003          December 31,
                                                  (Unaudited)         2002
                                                 -------------     ------------
Assets:
 Investment in Belvedere Capital Fund Company
  LLC (Belvedere Capital)                        $1,472,011,971   $1,322,126,211
 Investment in Partnership Preference Units         103,250,675       96,503,025
 Investment in other real estate                    475,121,520      493,950,506
 Short-term investments                               2,653,087          622,978
                                                 --------------   --------------
Total investments                                $2,053,037,253   $1,913,202,720
 Cash                                                 6,407,650        7,452,296
 Escrow deposits - restricted                         5,451,197        2,272,211
 Receivable for investments sold                              -       50,221,589
 Dividends and interest receivable                      570,661          570,704
 Other assets                                         2,478,068        2,680,422
                                                 --------------   --------------
Total assets                                     $2,067,944,829   $1,976,399,942
                                                 --------------   --------------
Liabilities:
 Loan payable - Credit Facility                  $  230,500,000   $  226,000,000
 Mortgages payable                                  361,107,500      361,107,500
 Open interest rate swap agreements, at value        25,446,120       26,385,515
 Security deposits                                      885,514          798,511
 Swap interest payable                                  204,334          189,454
 Accrued expenses:
  Interest expense                                    2,101,241        2,484,938
  Property taxes                                      5,653,493        2,051,403
  Other expenses and liabilities                      1,668,109        2,799,285
 Minority interests in controlled subsidiaries       22,595,814       29,941,272
                                                 --------------   --------------
Total liabilities                                $  650,162,125   $  651,757,878
                                                 --------------   --------------

Net assets                                       $1,417,782,704   $1,324,642,064
                                                 --------------   --------------

Shareholders' Capital                            $1,417,782,704   $1,324,642,064
                                                 --------------   --------------

Shares outstanding                                   16,843,566       17,258,094
                                                 --------------   --------------

Net asset value and redemption price per Share   $        84.17   $        76.75

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                        Three Months      Three Months      Nine Months      Nine Months
                                                           Ended             Ended            Ended             Ended
                                                        September 30,     September 30,    September 30,    September 30,
                                                           2003              2002             2003              2002
                                                        -------------     -------------    -------------    -------------
Investment Income:
 Dividends allocated from Belvedere Capital
  (net of foreign taxes of $44,380, $41,726,
  $196,029 and $157,633, respectively)                 $ 5,295,899        $ 4,650,371      $ 15,217,949     $ 14,282,749
 Interest allocated from Belvedere Capital                  43,854            106,853           292,876          377,256
 Expenses allocated from Belvedere Capital              (2,265,990)        (2,150,164)       (6,363,447)      (7,256,881)
                                                       -----------        ------------     -------------    -------------
 Net investment income allocated from
  Belvedere Capital                                    $ 3,073,763        $ 2,607,060      $  9,147,378     $  7,403,124
 Rental income                                          16,226,618         16,739,175        49,420,335       50,830,877
 Dividends from Partnership Preference Units             2,203,828          2,203,828         6,611,484        6,611,484
 Interest                                                   20,118             31,529           122,185          116,359
                                                       -----------        -----------      ------------     ------------
Total investment income                                $21,524,327        $21,581,592      $ 65,301,382     $ 64,961,844
                                                       -----------        -----------      ------------     ------------
Expenses:
 Investment advisory and administrative fees           $ 1,359,990        $ 1,301,705      $  4,038,850     $  4,216,757
 Property management fees                                  649,639            671,594         1,964,258        2,043,903
 Distribution and servicing fees                           695,626            660,900         1,978,503        2,325,104
 Interest expense on mortgages                           6,259,976          6,259,455        19,133,807       18,667,374
 Interest expense on Credit Facility                       776,631          1,304,389         2,729,725        3,951,137
 Interest expense on swap agreements                     2,366,173          2,039,806         6,838,894        5,897,813
 Property and maintenance expenses                       4,483,495          4,181,159        12,974,512       11,905,536
 Property taxes and insurance                            1,656,809          2,194,962         5,922,799        6,110,974
 Miscellaneous                                             171,115            129,962         1,009,392          740,107
                                                       -----------        -----------      ------------      -----------
Total expenses                                         $18,419,454        $18,743,932      $ 56,590,740      $55,858,705

Deduct-
 Reduction of investment advisory
  and administrative fees                                  361,133            341,941         1,011,203        1,175,044
                                                       -----------        -----------      ------------      -----------
Net expenses                                           $18,058,321        $18,401,991      $ 55,579,537      $54,683,661
                                                       -----------        -----------      ------------      -----------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                               $ 3,466,006        $ 3,179,601      $  9,721,845      $10,278,183
Minority interests in net income
 of controlled subsidiaries                               (642,577)          (776,108)       (1,845,742)      (2,743,726)
                                                       ------------       ------------     -------------     ------------
Net investment income                                  $ 2,823,429        $ 2,403,493      $  7,876,103      $ 7,534,457
                                                       ------------       ------------     -------------     ------------

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                        Three Months      Three Months      Nine Months      Nine Months
                                                           Ended             Ended            Ended             Ended
                                                        September 30,     September 30,    September 30,    September 30,
                                                           2003              2002             2003              2002
                                                        -------------     -------------    -------------    -------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere
  Capital  (identified cost basis)                      $  1,052,602      $ (25,127,027)   $  (2,153,990)   $ (42,193,324)
 Investment transactions in other real estate                      -                  -          323,384                -
                                                        ------------      -------------    -------------    -------------
Net realized gain (loss)                                $  1,052,602      $ (25,127,027)   $  (1,830,606)   $ (42,193,324)
                                                        ------------      --------------   --------------   --------------

Change in unrealized appreciation
 (depreciation) -
  Investment in Belvedere Capital
   (identified cost basis)                              $ 30,013,572      $(207,683,986)   $ 138,258,490    $(388,042,613)
  Investments in Partnership Preference Units
   (identified cost basis)                                (1,126,750)         1,594,900        6,747,650        4,203,925
  Investments in other real estate
   (net of minority interests in unrealized
   gain (loss) of controlled subsidiaries of
   $(512,237), $162, $(8,578,672)
   and $(6,753,024), respectively)                        (1,195,070)              (162)     (13,453,015)     (16,662,389)
  Interest rate swap agreements                            6,479,551        (16,471,889)         939,395      (23,608,655)
                                                        -------------     --------------   --------------   --------------
Net change in unrealized appreciation
 (depreciation)                                         $ 34,171,303      $(222,561,137)   $ 132,492,520    $(424,109,732)
                                                        -------------     --------------   --------------   --------------

Net realized and unrealized gain (loss)                 $ 35,223,905      $(247,688,164)   $ 130,661,914    $(466,303,056)
                                                        -------------     --------------   --------------   --------------

Net increase (decrease) in net assets
 from operations                                        $ 38,047,334      $(245,284,671)   $ 138,538,017    $(458,768,599)
                                                        =============     ==============   ==============   ==============

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                Nine Months        Nine Months
                                                   Ended              Ended
                                                September 30,     September 30,
                                                   2003               2002
                                                -----------      ---------------

Increase (Decrease) in Net Assets:
 Net investment income                        $    7,876,103    $    7,534,457
 Net realized loss from investment
  transactions                                    (1,830,606)      (42,193,324)
 Net change in unrealized appreciation
  (depreciation) of investments                  132,492,520      (424,109,732)
                                              ---------------   ----------------
Net increase (decrease) in net assets from
 operations                                   $  138,538,017    $ (458,768,599)
                                              ---------------   ----------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                    $    6,479,733    $             -
 Net asset value of Fund Shares redeemed         (39,509,530)       (38,472,829)
                                              ---------------   ----------------
Net decrease in net assets from Fund Share
 transactions                                 $  (33,029,797)   $   (38,472,829)
                                              ---------------   ----------------

Distributions -
 Distributions to Shareholders                $  (12,367,580)   $             -
                                              ---------------   ----------------
Total distributions                           $  (12,367,580)   $             -
                                              ---------------   ----------------

Net increase (decrease) in net assets         $   93,140,640    $  (497,241,428)

Net assets:
 At beginning of period                       $1,324,642,064    $ 1,749,157,864
                                              ---------------   ----------------
 At end of period                             $1,417,782,704    $ 1,251,916,436
                                              ===============   ================

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                   Nine Months         Nine Months
                                                                                      Ended               Ended
                                                                                  September 30,       September 30,
                                                                                      2003                2002
                                                                                  -------------       -------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                             $ 138,538,017       $(458,768,599)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities -
  Net investment income allocated from Belvedere Capital                             (9,147,378)         (7,403,124)
  Increase in escrow deposits                                                        (3,178,986)         (3,645,649)
  Decrease in receivable for investments sold                                        50,221,589                   -
  Decrease in other assets                                                              202,354             421,123
  Decrease (increase) in dividends and interest receivable                                   43                 (86)
  Increase in interest payable for open swap agreements                                  14,880              22,460
  (Decrease) increase in security deposits, accrued interest and
   accrued other expenses and liabilities                                            (1,427,870)            746,503
  Increase in accrued property taxes                                                  3,602,090           3,969,359
  Payments for investments in other real estate                                      (5,026,960)                  -
  Proceeds from sale of investment in
   other real estate                                                                  5,356,755                   -
  Improvements to rental property                                                    (3,202,700)         (2,624,541)
  Net (increase) decrease in investment in Belvedere Capital                        (41,000,000)          8,959,900
  (Increase) decrease in short-term investments                                      (2,030,109)          1,705,915
  Minority interests in net income of controlled subsidiaries                         1,845,742           2,743,726
  Net realized loss from investment transactions                                      1,830,606          42,193,324
  Net change in unrealized (appreciation) depreciation of
   investments                                                                     (132,492,520)        424,109,732
                                                                                  --------------      --------------
Net cash flows from operating activities                                          $   4,105,553        $ 12,430,043
                                                                                  --------------      --------------

Cash Flows From (For) Financing Activities -
 Repayment of mortgage                                                            $      (6,411)       $          -
 Proceeds from (repayment of) Credit Facility                                         4,500,000          (5,000,000)
 Distributions paid to Shareholders                                                  (5,887,847)                  -
 Payments for Fund Shares redeemed                                                   (3,143,412)         (4,688,748)
 Distributions paid to minority shareholders                                           (612,529)         (2,772,802)
                                                                                  --------------      --------------
Net cash flows for financing activities                                           $  (5,150,199)       $(12,461,550)
                                                                                  --------------       -------------
Net decrease in cash                                                              $  (1,044,646)       $    (31,507)

Cash at beginning of period                                                       $   7,452,296        $ 10,001,955
                                                                                  --------------       -------------
Cash at end of period                                                             $   6,407,650        $  9,970,448
                                                                                  ==============       =============

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                   Nine Months         Nine Months
                                                                                      Ended               Ended
                                                                                  September 30,       September 30,
                                                                                      2003                2002
                                                                                  -------------       -------------

Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Interest paid on loan - Credit Facility                                         $  2,480,614        $  3,261,526
  Interest paid on mortgages                                                      $ 18,968,446        $ 18,539,364
  Interest paid on swap agreements                                                $  6,824,014        $  5,875,353
  Market value of securities distributed in payment of
   redemptions                                                                    $ 36,366,118        $ 33,092,031
  Market value of real property and other assets, net
   of current liabilities, assumed in conjunction with
   acquisition of other real estate                                               $ 64,628,785        $          -
  Mortgage assumed in conjunction with acquisition of
   other real estate                                                              $ 59,601,825        $          -
  Market value of real property and other assets, net
   of current liabilities, disposed of in conjunction with
   sale of other real estate                                                      $ 64,713,609        $          -
  Mortgage disposed of in conjunction with sale of
   other real estate                                                              $ 59,595,414        $          -

      See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of September 30, 2003
Condensed Consolidated Financial Statements (Continued)

FINANCIAL HIGHLIGHTS (UNAUDITED)

For the Nine Months Ended September 30, 2003
--------------------------------------------------------------------------------
Net asset value - Beginning of period                                 $  76.750
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income (6)                                             $   0.462
Net realized and unrealized gain                                          7.678
--------------------------------------------------------------------------------
TOTAL INCOME FROM OPERATIONS                                          $   8.140
--------------------------------------------------------------------------------

DISTRIBUTIONS
--------------------------------------------------------------------------------
Distributions to Shareholders                                         $  (0.720)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                   $  (0.720)
--------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                       $  84.170
-------------------------------------------------------------------------------

TOTAL RETURN (1)                                                          10.68%
-------------------------------------------------------------------------------


                                               As a Percentage   As a Percentage
                                               of Average Net   of Average Gross
RATIOS                                           Assets(5)       Assets (2)(5)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs (4)           1.54% (3)        1.09% (3)
  Operating expenses (4)                           1.68% (3)        1.18% (3)
Belport Capital Fund LLC Expenses
  Interest and other borrowing costs (7)           0.95% (3)        0.67% (3)
  Investment advisory and administrative fees,
   servicing fees and other Fund operating
   expenses (7)(8)                                 1.21% (3)        0.85% (3)
                                                   ---------        ---------
Total expenses                                     5.38% (3)        3.79% (3)

Net investment income                              0.78% (3)        0.55% (3)
--------------------------------------------------------------------------------

SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                           $1,417,783
Portfolio Turnover of Tax-Managed Growth Portfolio
 (the Portfolio)                                                            14%
--------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belport Capital Fund LLC (Belport Capital) (including Belport Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Capital) and Belport Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belport Realty Corporation's (Belport Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belport Realty.
(3)  Annualized.
(4) Includes Belport Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(5) For the purpose of calculating ratios, the income and expenses of Belport Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belport Realty.
(6)  Calculated using average shares outstanding.
(7) Includes the expenses of Belport Capital and Belport Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belport Realty.
(8) Includes Belport Capitals share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of September 30, 2003
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2    Estate Freeze

Shareholders in Belport Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At September 30, 2003 and December 31, 2002, the Preferred Shares were valued at $84.17 and $76.75, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3    Investment Transactions

The following table summarizes the Fund's investment transactions for the nine months ended September 30, 2003 and September 30, 2002:

                                                Nine Months      Nine Months
                                                   Ended            Ended
                                               September 30,    September 30,
       Investment Transaction                      2003             2002
--------------------------------------------------------------------------------
Increases in investment in Belvedere Capital   $ 41,000,000     $ 16,786,220
Decreases in investment in Belvedere Capital   $ 36,366,118     $ 58,838,152
Acquisitions of other real estate (1)          $  5,026,960     $          -
Sales of other real estate (1)                 $  5,356,755     $          -
--------------------------------------------------------------------------------

(1) In March 2003, Bel Oakbrook LLC (Bel Oakbrook), a wholly-owned subsidiary of Belport Realty Corporation (Belport Realty), acquired a 100% ownership interest in CRIC Oakbrook 2, LLC (CRIC Oakbrook). In May 2003, Belport Realty sold its interest in Bel Oakbrook to another fund sponsored by Eaton Vance Management. A gain of approximately $300,000 was recognized on the transaction.

4    Indirect Investment in Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Capital), for the nine months ended September 30, 2003 and September 30, 2002, including allocations of income and expenses for the respective periods then ended:

                                                                         Nine Months          Nine Months
                                                                            Ended                Ended
                                                                        September 30,        September 30,
                                                                            2003                 2002
-------------------------------------------------------------------------------------------------------------------
Belvedere Capital's interest in the Portfolio (1)                      $ 9,775,572,306      $ 8,043,904,602
The Fund's investment in Belvedere Capital (2)                         $ 1,472,011,971      $ 1,297,737,552
Income allocated to Belvedere Capital from the Portfolio               $   102,346,416      $    88,799,143
Income allocated to the Fund from Belvedere Capital                    $    15,510,825      $    14,660,005
Expenses allocated to Belvedere Capital from the Portfolio             $    31,352,609      $    32,657,939
Expenses allocated to the Fund from Belvedere Capital                  $     6,363,447      $     7,256,881
Realized loss allocated to Belvedere Capital from the Portfolio        $   (10,803,952)     $  (613,666,720)
Realized loss allocated to the Fund from Belvedere Capital             $    (2,153,990)     $   (42,193,324)
Change in unrealized appreciation (depreciation) allocated to Belvedere
 Capital from the Portfolio                                            $   898,392,188      $(2,038,582,077)
Change in unrealized appreciation (depreciation) allocated to the Fund
 from Belvedere Capital                                                $   138,258,490      $  (388,042,613)
-------------------------------------------------------------------------------------------------------------------

(1) As of September 30, 2003 and 2002, the value of Belvedere Capital's interest in the Portfolio represents 62.1% and 58.6% of the Portfolio's net assets, respectively.

(2) As of September 30, 2003 and 2002, the Fund's investment in Belvedere Capital represents 15.1% and 16.1% of Belvedere Capital's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities, at September 30, 2003, December 31, 2002 and September 30, 2002 and its operations for the nine months ended September 30, 2003, for the year ended December 31, 2002 and for the nine months ended September 30, 2002 follows:

                                      September 30,       December 31,        September 30,
                                           2003               2002                2002
                                    ---------------     ---------------     ----------------
Investments, at value               $15,720,495,292     $14,544,149,182     $13,713,440,772
Other assets                             22,166,551          70,073,039          59,906,476
----------------------------------------------------------------------------------------------------
Total assets                        $15,742,661,843     $14,614,222,221     $13,773,347,248
Total liabilities                           241,245          42,700,633          35,785,860
----------------------------------------------------------------------------------------------------
Net assets                          $15,742,420,598     $14,571,521,588     $13,737,561,388
====================================================================================================
Dividends and interest              $   166,725,898     $   213,292,082     $   155,639,717
----------------------------------------------------------------------------------------------------
Investment adviser fee              $    49,370,631     $    71,564,552     $    55,373,624
Other expenses                            1,730,334           2,577,489           1,956,361
----------------------------------------------------------------------------------------------------
Total expenses                      $    51,100,965          74,142,041     $    57,329,985
----------------------------------------------------------------------------------------------------
Net investment income               $   115,624,933         139,150,041     $    98,309,732
Net realized losses                     (17,942,587)       (459,996,840)       (503,906,340)
Net change in unrealized
 appreciation (depreciation)          1,449,036,078      (3,312,547,564)    $(4,125,048,140)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in net
 assets from operations            $  1,546,718,424     $(3,633,394,363)    $(4,530,644,748)
----------------------------------------------------------------------------------------------------

5    Interest Rate Swap Agreements

Belport Capital has entered into current and forward interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of December 31, 2002, Belport Capital had entered into interest rate swap agreements with Citibank, N.A. (Citibank) and Merrill Lynch Capital Services, Inc. (MLCS). Effective June 30, 2003, MLCS assumed all swap agreements previously entered into with Citibank (See Note 6).

                Notional                                                       Unrealized           Unrealized
                Amount                                                         Depreciation       Depreciation
  Effective      (000's        Fixed          Floating        Termination    at September 30,     at December 31,
    Date        omitted)       Rate            Rate             Date               2003               2002
-------------------------------------------------------------------------------------------------------------------
   03/01       $49,080        5.8075%     LIBOR + 0.40%         3/08           $   5,126,013       $    529,706
   05/01        73,980        5.79%       LIBOR + 0.40%         3/08               7,708,556          8,088,686
   07/01        34,905        5.995%      LIBOR + 0.40%         3/08               3,943,906          4,169,274
   12/01        57,509        5.841%      LIBOR + 0.40%         3/08               6,125,005          6,440,259
   03/08        49,080        6.45%       LIBOR + 0.40%         2/10                 645,322          5,416,263
   03/08        73,980        6.92%       LIBOR + 0.40%         9/10               1,897,318          1,741,327
--------------------------------------------------------------------------------------- ---------------------------
   Total                                                                       $  25,446,120       $ 26,385,515
-------------------------------------------------------------------------------------------------------------------

On October 1, 2003, new interest rate swap agreements were entered into to fix the cost of a portion of Belport Capital's borrowings under the Credit Facility (as defined in Note 6 below) established on June 30, 2003. At the same time, all interest rate swap agreements outstanding on September 30, 2003 were terminated, resulting in realized losses of $25,390,804. The table below identifies the terms of the interest rate swap agreements effective on October 1, 2003.

              Notional                             Initial
               Amount                              Optional          Final
Effective      (000's      Fixed     Floating     Termination     Termination
  Date        omitted)     Rate        Rate          Date            Date
--------------------------------------------------------------------------------
  10/03      $ 34,905     4.565%   LIBOR + 0.20%     3/05            6/10
  10/03        46,160     4.045%   LIBOR + 0.20%     2/10            6/10
  10/03       109,822     3.945%   LIBOR + 0.20%      -              6/10

6    Debt

Credit Facility - On June 30, 2003, Belport Capital refinanced its then existing credit facility with Citicorp North America, Inc. with two new credit arrangements (collectively, the Credit Facility) totaling $275,000,000. On September 29, 2003, the Credit Facility was increased to $284,500,000. The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belport Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Multifamily Property Trust (Bel Multifamily) and Monadnock Property Trust LLC (Monadnock).

The credit arrangement with DrKW Holdings, Inc. is for $230,500,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.20% per annum. As of September 30, 2003, outstanding borrowings under this credit arrangement totaled $230,500,000.

The credit arrangement with Merrill Lynch Mortgage Capital is for $54,000,000, and includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belport Capital pays all fees associated with issuing the letters of credit. As of September 30, 2003, there were no outstanding borrowings under this credit arrangement. There was $1,584,000 outstanding under a letter of credit at September 30, 2003. The letter of credit was issued as a substitute for funding certain mortgage escrow accounts required by the lender of Bel Multifamily. The letter of credit expires on June 30, 2004 and automatically extends for one-year periods not to extend beyond June 15, 2010. Fees paid or accrued under the terms of the letter of credit issued under the Credit Facility totaled $7,247 for the nine months ended September 30, 2003.

7    Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belport Capital invests in real estate assets through its subsidiary, Belport Realty. Belport Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Multifamily, Monadnock and Bel Oakbrook (for the period from March 19, 2003, to May 13, 2003).

Belport Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), realized gain (loss) and unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for Belport Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

                                                            TAX-MANAGED
FOR THE THREE MONTHS ENDED                                    GROWTH               REAL
SEPTEMBER 30, 2003                                          PORTFOLIO*            ESTATE               TOTAL
------------------------------------------------------------------------------------------------------------------
Revenue                                                     $  3,073,763       $ 18,446,362         $  21,520,125
Interest expense on mortgages                                          -         (6,259,976)           (6,259,976)
Interest expense on Credit Facility                                    -           (737,800)             (737,800)
Interest expense on swap agreements                                    -         (2,366,173)           (2,366,173)
Operating expenses                                              (247,516)        (7,640,351)           (7,887,867)
Minority interest in net income of controlled
 Subsidiaries                                                          -           (642,577)             (642,577)
-------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                       $  2,826,247            $799,485        $   3,625,732
Net realized gain                                              1,052,602                   -            1,052,602
Change in unrealized appreciation (depreciation)              30,013,572           4,157,731           34,171,303
-------------------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
REPORTABLE SEGMENTS                                         $ 33,892,421       $   4,957,216        $  38,849,637
-------------------------------------------------------------------------------------------------------------------


                                                            TAX-MANAGED
FOR THE THREE MONTHS ENDED                                    GROWTH               REAL
SEPTEMBER 30, 2002                                          PORTFOLIO*            ESTATE               TOTAL
-------------------------------------------------------------------------------------------------------------------
Revenue                                                    $   2,607,060       $  18,973,018       $  21,580,078
Interest expense on mortgages                                          -          (6,259,455)         (6,259,455)
Interest expense on Credit Facility                                    -          (1,199,658)         (1,199,658)
Interest expense on swap agreements                                    -          (2,039,806)         (2,039,806)
Operating expenses                                              (221,917)         (7,846,520)         (8,068,437)
Minority interest in net income of controlled
 Subsidiaries                                                          -            (776,108)           (776,108)
-------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                      $   2,385,143       $     851,471       $   3,236,614
Net realized loss                                            (25,127,027)                  -         (25,127,027)
Change in unrealized appreciation (depreciation)            (207,683,986)        (14,877,151)       (222,561,137)
-------------------------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM OPERATIONS OF
REPORTABLE SEGMENTS                                         $(230,425,870)     $ (14,025,680)      $(244,451,550)
-------------------------------------------------------------------------------------------------------------------

                                                            TAX-MANAGED
FOR THE NINE MONTHS ENDED                                     GROWTH               REAL
SEPTEMBER 30, 2003                                          PORTFOLIO*            ESTATE               TOTAL
-------------------------------------------------------------------------------------------------------------------

Revenue                                                     $   9,147,378      $  56,092,943         $  65,240,321
Interest expense on mortgages                                           -        (19,133,807)          (19,133,807)
Interest expense on Credit Facility                                     -         (2,593,239)           (2,593,239)
Interest expense on swap agreements                                     -         (6,838,894)           (6,838,894)
Operating expenses                                               (723,599)       (23,918,452)          (24,642,051)
Minority interest in net income of controlled
 Subsidiaries                                                           -         (1,845,742)           (1,845,742)
-------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                       $   8,423,779      $   1,762,809         $  10,186,588
Net realized gain (loss)                                       (2,153,990)           323,384            (1,830,606)
Change in unrealized appreciation (depreciation)              138,258,490         (5,765,970)          132,492,520
-------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS FROM
OPERATIONS OF REPORTABLE SEGMENTS                           $ 144,528,279      $ (3,679,777)         $ 140,848,502
-------------------------------------------------------------------------------------------------------------------

                                                            TAX-MANAGED
FOR THE NINE MONTHS ENDED                                     GROWTH               REAL
SEPTEMBER 30, 2002                                          PORTFOLIO*            ESTATE               TOTAL
-------------------------------------------------------------------------------------------------------------------
Revenue                                                     $   7,403,124      $ 57,540,481          $  64,943,605
Interest expense on mortgages                                           -       (18,667,374)           (18,667,374)
Interest expense on Credit Facility                                     -        (3,714,069)            (3,714,069)
Interest expense on swap agreements                                     -        (5,897,813)            (5,897,813)
Operating expenses                                               (814,773)      (22,686,715)           (23,501,488)
Minority interest in net income of controlled
   Subsidiaries                                                         -        (2,743,726)            (2,743,726)
-------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                       $   6,588,351      $  3,830,784          $  10,419,135
Net realized loss                                             (42,193,324)                -            (42,193,324)
Change in unrealized appreciation (depreciation)             (388,042,613)      (36,067,119)          (424,109,732)
-------------------------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM
   OPERATIONS OF REPORTABLE SEGMENTS                        $(423,647,586)     $(32,236,335)         $(455,883,921)
-------------------------------------------------------------------------------------------------------------------

* Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                               THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                  ENDED              ENDED           ENDED              ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                   2003              2002              2003             2002
                                             ---------------     -------------    -------------     --------------
Revenue:
 Revenue from reportable segments            $ 21,520,125        $  21,580,078    $  65,240,321     $  64,943,605
 Unallocated revenue                                4,202                1,514           61,061            18,239
                                             ---------------     -------------    -------------     --------------
TOTAL REVENUE                                $ 21,524,327        $  21,581,592    $  65,301,382     $  64,961,844
                                             ---------------     -------------    -------------     --------------
Net increase (decrease) in net assets
from operations:
 Net increase (decrease) in net assets
  from operations of reportable segments    $  38,849,637        $(244,451,550)   $ 140,848,502     $(455,883,921)
 Unallocated revenue                                4,202                1,514           61,061            18,239
 Unallocated expenses **                         (806,505)            (834,635)      (2,371,546)       (2,902,917)
                                             ---------------     --------------   --------------    --------------
TOTAL NET INCREASE (DECREASE) IN NET
ASSETS FROM OPERATIONS                       $ 38,047,334        $(245,284,671)   $ 138,538,017     $(458,768,599)
                                             ---------------     --------------   --------------    --------------

** Unallocated expenses include costs of Belport Capital to operate the Fund such as servicing and distribution fees, as well as other miscellaneous and administrative costs of Belport Capital.

                                                       TAX-MANAGED GROWTH          REAL
AT SEPTEMBER 30, 2003                                      PORTFOLIO*             ESTATE                 TOTAL
----------------------------------------------------------------------------------------------------------------------
Segment assets                                          $ 1,472,011,971         $591,687,553         $2,063,699,524
Segment liabilities                                                   -          634,543,187            634,543,187
----------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                       $1,472,011,971          $(42,855,634)        $1,429,156,337
----------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2002
----------------------------------------------------------------------------------------------------------------------
Segment assets                                          $ 1,372,347,800         $601,083,507         $1,973,431,307
Segment liabilities                                                   -          641,015,249            641,015,249
----------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                       $ 1,372,347,800         $(39,931,742)        $1,332,416,058
----------------------------------------------------------------------------------------------------------------------

* Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

                                      September 30, 2003       December 31, 2002
                                      -------------------      -----------------
Net assets:
 Net assets of reportable segments       $1,429,156,337         $1,332,416,058
 Unallocated cash                             1,592,218              2,345,657
 Short-term investments                       2,653,087                622,978
 Loan payable- Credit Facility              (15,484,463)           (10,654,668)
 Other liabilities                             (134,475)               (87,961)
                                      ------------------        ----------------
TOTAL NET ASSETS                         $1,417,782,704         $1,324,642,064
                                      ------------------        ----------------

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND.(1) The Fund's total return was 2.72% for the quarter ended September 30, 2003. This return reflects an increase in the Fund's net asset value per share from $81.94 to $84.17 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 2.65% over the same period. The performance of the Fund exceeded that of Tax-Managed Growth Portfolio (the Portfolio) by approximately 0.4% during the period. Last year, the Fund had a total return performance of -16.33% for the quarter ended September 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $86.26 to $72.17 during the period. For comparison, the S&P 500 had a total return of -17.27% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 1.2% during that period.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the quarter ended September 30, 2003 was 2.35% compared to the 2.65% return achieved by the S&P 500 over the same period. The modest gain posted by the S&P 500 during the quarter is in sharp contrast to the worst broad market quarterly decline in this decade that was experienced in the quarter ended September 30, 2002. The Portfolio's total return for the quarter ended September 30, 2002 was -15.11%. The encouraging fiscal and monetary policies, resilient consumer spending and positive earnings momentum experienced through the first half of 2003 continued during the third quarter and contributed to the market's strength during the quarter, extending its gains for the year.

The performance of the Portfolio slightly trailed the performance of the S&P 500 during the quarter ended September 30, 2003 primarily due to the Portfolio's relatively more defensive tilt and its continued underweighting of the information technology sector. Unlike a year ago when it was the worst performing sector, information technology was by far the best performing sector of the market during the quarter ended September 30, 2003.

During the quarter ended September 30, 2003, the Portfolio's sector allocation remained very similar to last year's positioning relative to the market, with no major sector or industry shifts. Near the end of the quarter there was some pause in the strong momentum of higher beta stocks, helping the Portfolio's relative performance.

The Portfolio's stock selection and underweighting of the telecommunication and health care sectors were particularly beneficial during the quarter ended September 30, 2003, but were not sufficient to offset the impact of the Portfolio's underweighting of information technology stocks. Boston Management and Research (Boston Management), the Portfolio's investment adviser, remained cautious in the information technology and telecommunications sectors, a comparable underweight allocation from the same period a year ago.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belport Realty Corporation (Belport Realty), a controlled subsidiary of the Fund. Real Estate investments include interests in real estate joint ventures (the Real Estate Joint Ventures) that are majority-owned by Belport Realty and a portfolio of income-producing preferred equity interests in operating partnerships (the Partnership Preference Units) that are affiliated with real estate investment trusts. During the quarter ended September 30, 2003, operations of the Real Estate Joint Ventures in which the Fund has invested

------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Fund shares, when redeemed, may be worth more or less than their original cost. Comparison to the S&P 500 is for reference only. It is not possible to invest directly in an Index.

continued to be impacted by weak multifamily market fundamentals. Rental income from real estate operations decreased to $16.2 million for the quarter ended September 30, 2003 from $16.7 million for the quarter ended September 30, 2002, a decline of $0.5 million or 3%. This decrease in rental income resulted primarily from increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by Belport Realty's Real Estate Joint Ventures, a trend that has continued from 2002.

Property operating expenses decreased to $6.8 million for the quarter ended September 30, 2003 from $7.0 million for the quarter ended September 30, 2002, a decrease of $0.2 million or 3% (property operating expenses are before certain operating expenses of Belport Realty of approximately $0.8 million for the quarter ended September 30, 2003 and approximately $0.8 million for the quarter ended September 30, 2002). The decrease was principally due to a 25% decrease in property taxes and insurance expense, offset in part by a 7% increase in property and maintenance expenses for the period.

Even though the U.S. economy showed signs of improvement during the quarter ended September 30, 2003, significant employment growth has not occurred in most markets and low interest rates have contributed to continued development of new properties. As a result, Boston Management, Belport Realty's manager, expects that real estate operating results in 2003 will continue to be modestly below the levels of 2002.

At September 30, 2003, the estimated fair value of the real properties held through Belport Realty was $475.1 million compared to $497.8 million at September 30, 2002, a decrease of $22.7 million or 5%. The decrease in real property value resulted from declines in near-term earnings expectations and the economic downturn. The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes Belport Realty's Real Estate Joint Ventures) of approximately $1.2 million during the quarter ended September 30, 2003 compared to approximately $16.2 million in unrealized depreciation for the quarter ended September 30, 2002. Despite weak market conditions, declines in asset values for multifamily properties have generally been modest as decreases in capitalization rates during the period since September 30, 2002 have continued to partially offset declining income level expectations.

At September 30, 2003, the estimated fair value of Partnership Preference Units held by Belport Realty totaled $103.3 million compared to $96.7 million at September 30, 2002, an increase of $6.6 million or 7%. While the estimated fair value of Partnership Preference Units at September 30, 2003 increased as compared to September 30, 2002, the Fund saw unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $1.1 million during the quarter ended September 30, 2003. The Fund saw unrealized appreciation of approximately $1.6 million for the quarter ended September 30, 2002. Dividends received from Partnership Preference Units totaled $2.2 million for the quarters ended September 30, 2003 and 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended September 30, 2003, interest rate swap agreement values appreciated by approximately $6.5 million, compared to a decline for the three months ended September 30, 2002 of approximately $16.5 million. Swap rates increased slightly during the quarter ended September 30, 2003 and declined during the quarter ended September 30, 2002.

On October 1, 2003, new interest rate swap agreements were entered into to fix the cost of a portion of Fund borrowings under the Credit Facility established on June 30, 2003. At the same time, the Fund made payments of approximately $25.4 million to terminate all interest rate swaps outstanding as of September 30, 2003, realizing a loss in that amount on the transactions. The realized loss approximated the value of the positions on the books of the Fund. See "Liquidity and Capital Resources" below for a description of the Credit Facility and the Fund's interest rate swap agreements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND. The Fund's total return was 10.68% for the nine months ended September 30, 2003. This return reflects an increase in the Fund's net asset value per share from $76.75 to $84.17 and a distribution of $0.72 per share during the period. For comparison, the S&P 500 had a total return of 14.71% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.1% during the period. Last year, the Fund had a total return performance of -26.63% for the nine months ended September 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $98.37 to $72.17. For comparison, the S&P 500 had a total return of -28.15% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 2.2% for the nine months ended September 30, 2002.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the nine months ended September 30, 2003 was 10.74% compared to the 14.71% return achieved by the S&P 500 over the same period. The total return of the Portfolio for the nine months ended September 30, 2002 was -24.40%.

The first nine months of 2003 remained volatile, but markets proved to be resilient achieving impressive returns. War angst, a questionable economic recovery and the SARS outbreak were just a few of the factors contributing to increased volatility and unsettled investor sentiment during the period. While the first nine months of 2003 also witnessed reduced geopolitical concerns, higher consumer confidence and a strong housing market, concerns about inflation and unemployment developed over the summer and early fall of 2003 and kept the market and various sectors quite volatile.

The Portfolio's performance trailed the overall market in the first nine months of 2003, mostly due to a lower exposure to higher beta and lower quality issues that were the strongest price performers during this period. The Portfolio maintained a pro-cyclical stance emphasizing the consumer discretionary and consumer staples sectors, as it did in the first nine months of 2002. Boston Management continued to de-emphasize health care investments, a directional move initiated last year which was positive for the Portfolio's relative returns.

During the first nine months of 2003, Boston Management continued to emphasize industrial company investments, especially in the airfreight logistics and aerospace defense areas. Airfreight logistics and aerospace defense investments have been helpful to the Portfolio's longer-term record, but detracted from results during the nine months ended September 30, 2003.

Lack of earnings visibility reinforced the Portfolio's cautious weighting in the telecommunications and information technology sectors. Both of the aforementioned sectors were de-emphasized during the first nine months of last year as well. The Portfolio's underweight of the telecommunication services sector during the nine months ended September 30, 2003 continued to be positive for the Portfolio. Boston Management continued to underweight the Portfolio's investments in the materials and utilities sectors during the period, a similar stance to last year's allocation.

PERFORMANCE OF REAL ESTATE INVESTMENTS. For the nine months ended September 30, 2003, rental income from properties owned by Belport Realty's Real Estate Joint Ventures decreased to $49.4 million from $50.8 million for the nine months ended September 30, 2002, a decline of $1.4 million or 3%. This decrease in rental income resulted primarily from increased rent concessions or reduced apartment rents and lower occupancy levels at properties owned by the Real Estate Joint Ventures during the period.

While rental income decreased, property operating expenses increased to $20.9 million for the nine months ended September 30, 2003 from $20.1 million for the nine months ended September 30, 2002, an increase of $0.8 million or 4% (property operating expenses are before certain operating expenses of Belport Realty of approximately $3.0 million for the nine months ended September 30, 2003 and approximately $2.6 million for the nine months ended September 30,
2002). The increase in property operating expenses was due to a 9% increase in property and maintenance expenses offset in part by a 3% decrease in property tax and insurance expense. As in 2002, real estate operations during the period were affected by weak multifamily market fundamentals in most regions with lower occupancy levels and increased rent concessions.

At September 30, 2003, the estimated fair value of the real properties held through Belport Realty was $475.1 million compared to $497.8 million at September 30, 2002, a decrease of $22.7 million or 5%. The decrease in real property value resulted from declines in near-term earnings expectations and the economic downturn. The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments of approximately $13.5 million during the nine months ended September 30, 2003 compared to unrealized depreciation of approximately $16.7 million for the nine months ended September 30, 2002. Declines in asset values for multifamily properties have generally been modest as decreases in capitalization rates during the period since September 30, 2002 have partially offset declining income level expectations. On May 13, 2003, the Fund sold its investment in Bel Oakbrook LLC that was acquired in March 2003 to another investment fund advised by Boston Management and recognized a gain of $0.3 million on the transaction.

For the nine months ended September 30, 2003, investments in Partnership Preference Units continued to benefit from low interest rates and tighter spreads on real estate securities. At September 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $103.3 million compared to $96.7 million at September 30, 2002, an increase of $6.6 million or 7%. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $6.7 million during the nine months ended September 30, 2003 compared to unrealized appreciation of approximately $4.2 million for the nine months ended September 30, 2002. Dividends received from Partnership Preference Units totaled $6.6 million for the nine months ended September 30, 2003 and 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the nine months ended September 30, 2003, interest rate swap agreement values appreciated by approximately $0.9 million compared to depreciation of approximately $23.6 million for the nine months ended September 30, 2002. Swap rates appreciated modestly during the nine months ended September 30, 2003 and declined during the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Effective June 30, 2003, the Fund refinanced its then existing credit facility with Citicorp North America by entering into new credit arrangements with DrKW Holdings, Inc. (DrKW) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) which together total $275.0 million. The total commitment amount was increased to $284.5 million as of September 29, 2003. The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Multifamily Property Trust and Monadnock Property Trust LLC, and has a seven-year maturity. The Credit Facility will expire in June 2010.

The Credit Facility is primarily used to finance the Fund's equity in real estate investments and will continue to be used for such purpose in the future. The Credit Facility also provides for selling commissions, organizational expenses and any short-term liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility and the amount of outstanding borrowings thereunder for these purposes.

The Credit Facility includes a $230.5 million credit arrangement with DrKW. Borrowings under the DrKW credit arrangement accrue interest at a rate of one-month LIBOR plus 0.20% per annum. As of September 30, 2003, outstanding borrowings under the DrKW credit arrangement totaled $230.5 million.

The Credit Facility also includes a $54.0 million credit arrangement with MLMC, including up to $10.0 million under letters of credit. Borrowings under the MLMC credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of September 30, 2003, there were no outstanding borrowings under the MLMC credit arrangement. There was $1.6 million outstanding under letters of credit at September 30, 2003. The unused loan commitment amount totaled approximately $52.4 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing the letters of credit.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized gains or losses. On October 1, 2003, new interest rate swap agreements were entered into to fix the cost of Fund borrowings under the Credit Facility established on June 30, 2003. At the same time, all interest rate swap agreements outstanding on September 30, 2003 were terminated. Under the new interest rate swap agreements the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR.

As of September 30, 2003 and September 30, 2002, the unrealized depreciation related to the interest rate swap agreements was approximately $25.4 million and $26.0 million, respectively.

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

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore they are fair valued on an ongoing basis by Boston Management, in its capacity as manager of Belport Realty, in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap agreements. The fair value of an investment represents the amount at which Boston Management believes the investment could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In estimating the fair value of Belport Realty's investment in Partnership Preference Units, Boston Management takes into account all relevant factors, data and information, including information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. With respect to Belport Realty's other real estate investments, detailed investment valuations are based on independent valuations that are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. In determining the fair value of interest rate swap agreements, Boston Management may consider, among other things, dealer and counterparty quotes and pricing models. Given that the valuation of real estate investments and interest rate swap agreements includes many assumptions, including but not limited to the assumption that the investment could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale, values may differ from amounts ultimately realized.

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

The value of interest rate swap agreements may be subject to wide swings in valuation caused principally by changes in interest rates. Interest rate swap agreements may be difficult to value since such instruments may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to attempt to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, other real estate investments is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and other real estate investments.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 and Note 6 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.

                            Interest Rate Sensitivity
           Cost, Principal (Notional) Amount by Contractual Maturity
                   For the Twelve Months Ended September 30,

                                                                                                              Estimated
                                              2004-2007        2008        Thereafter          Total          Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
-------------------------------------------
Long-term debt:
-------------------------------------------
Fixed-rate mortgages                                                      $361,107,500      $361,107,500    $399,000,000

Average interest rate                                                             6.78%             6.78%
-------------------------------------------
Variable-rate Credit Facility                                             $230,500,000      $230,500,000    $230,500,000

Average interest rate                                                             1.32%             1.32%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
-------------------------------------------
Pay fixed/receive variable interest rate
swap agreements(1)                                                        $190,887,000      $190,887,000    $        --

Average pay rate(1)                                                               4.08%             4.08%

Average receive rate(1)                                                           1.32%             1.32%

(1) The terms disclosed are those of the interest rate swap agreements entered into that are effective on October 1, 2003. See Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1 above for the terms of the interest rate swap agreements in effect on September 30, 2003 and terminated on October 1, 2003 as well as the loss realized as a result of such termination.

------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
-------------------------------------------
Fixed-rate Partnership Preference Units:
-------------------------------------------

Essex Portfolio,  L.P., 7.875% Series B
Cumulative Redeemable Preferred Units,
Callable 2/6/03, Current Yield: 8.15%                                     $ 34,821,762      $  34,821,762   $  42,273,175

PSA  Institutional Partners, L.P., 9.50% Series
N Cumulative Redeemable Perpetual
Preferred Units, Callable 3/17/05, Current
Yield: 9.09%                                                              $ 34,905,000      $ 34,905,000    $  33,956,000

Prentiss Properties Acquisition Partners, L.P.,
8.30% Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
6/25/03, Current Yield: 8.45%                                            $ 22,687,060       $ 22,687,060    $  27,021,500

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the three months ended September 30, 2003.

ITEM 5.  OTHER INFORMATION.
---------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

(a)     The following is a list of all exhibits filed as part of this Form 10-Q:

4.1(a)  Amendment   dated  September 29, 2003  to Loan  and  Security  Agreement between Belport Capital Fund LLC and DrKW Holdings, Inc. as Lender

4.2(a) Amendment dated September 29, 2003 to Loan and Security Agreement among Belport Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 10, 2003.





                                  BELPORT CAPITAL FUND LLC



                                  /s/ Michelle A. Alexander
                                  -------------------------
                                  Michelle A. Alexander
                                  Chief Financial Officer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

4.1(a) Amendment dated September 29, 2003 to Loan and Security Agreement between Belport Capital Fund LLC and DrKW Holdings, Inc. as Lender

4.2(a) Amendment dated September 29, 2003 to Loan and Security Agreement among Belport Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

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