Form 10-Q
period 2004-03-31
BELPORT CAPITAL FUND LLC
filed 2004-05-10
CIK 1138602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the quarterly period ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
            For the transition period from _________ to _____________

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

                                                   YES  X       NO
                                                       ---         ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                                   YES  X       NO
                                                       ---         ---

                            BELPORT CAPITAL FUND LLC
                               Index to Form 10-Q

                                                                           Page
PART I  FINANCIAL INFORMATION.............................................  3

Item 1. Condensed Consolidated Financial Statements.......................  3

        Condensed Consolidated Statements of Assets and Liabilities
        as of March 31, 2004 (Unaudited) and December 31, 2003............  3

        Condensed Consolidated Statements of Operations (Unaudited)
        for the Three Months Ended March 31, 2004 and 2003................  4

        Condensed Consolidated Statements of Changes in Net Assets
        for the Three Months Ended March 31, 2004 (Unaudited) and
        the Year Ended December 31, 2003..................................  6

        Condensed Consolidated Statements of Cash Flows (Unaudited)
        for the Three Months Ended March 31, 2004 and 2003................  7

        Financial Highlights (Unaudited) for the Three Months Ended
        March 31, 2004....................................................  9

        Notes to Condensed Consolidated Financial Statements as of
        March 31, 2004 (Unaudited)........................................ 10

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations......................................... 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 18

Item 4. Controls and Procedures........................................... 19

PART II OTHER INFORMATION................................................. 20

Item 1. Legal Proceedings................................................. 20

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
        of Equity Securities.............................................. 20

Item 3. Defaults Upon Senior Securities................................... 20

Item 4. Submission of Matters to a Vote of Security Holders............... 20

Item 5. Other Information................................................. 20

Item 6. Exhibits and Reports on Form 8-K.................................. 20

Signatures................................................................ 22

Exhibit Index............................................................. 23

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

------------------------------------------------------------------------------------------------------------------------------------
BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                           March 31, 2004         December 31,
                                                                                            (Unaudited)               2003
                                                                                           ---------------        ------------
Assets:
 Investment in Belvedere Capital Fund Company LLC
  (Belvedere Company)                                                                       $1,639,558,986       $1,611,769,203
 Investment in Partnership Preference Units                                                     71,893,466           93,277,111
 Investment in other real estate                                                               439,471,111          484,704,890
 Short-term investments                                                                          5,977,000            4,821,135
                                                                                            ---------------      ---------------
Total investments                                                                           $2,156,900,563       $2,194,572,339
 Cash                                                                                           47,974,204            6,522,994
 Escrow deposits - restricted                                                                    3,916,800            2,764,808
 Open interest swap agreements, at value                                                                 -            1,763,670
 Distributions and interest receivable                                                                 222              404,628
 Other assets                                                                                    2,160,968            2,358,005
                                                                                            ---------------      ---------------
Total assets                                                                                $2,210,952,757       $2,208,386,444
                                                                                            ---------------      ---------------

Liabilities:
 Loan payable - Credit Facility                                                             $  218,500,000       $  230,500,000
 Mortgages payable                                                                             361,107,500          361,107,500
 Open interest rate swap agreements, at value                                                    3,188,813                    -
 Payable for Fund Shares redeemed                                                                1,231,784                    -
 Distributions payable to minority shareholders                                                          -               16,800
 Special Distributions payable                                                                           -                   17
 Security deposits                                                                                 808,392              863,503
 Swap interest payable                                                                             119,771              118,147
 Accrued expenses:
  Interest expense                                                                               2,150,571            2,141,722
  Property taxes                                                                                 3,624,913            2,212,615
  Other expenses and liabilities                                                                 1,736,742            2,224,975
 Minority interests in controlled subsidiaries                                                  21,912,592           24,347,753
                                                                                            ---------------      ---------------
Total liabilities                                                                           $  614,381,078       $  623,533,032
                                                                                            ---------------      ---------------
Net assets                                                                                  $1,596,571,679       $1,584,853,412
                                                                                            ---------------      ---------------
Shareholders' Capital                                                                       $1,596,571,679       $1,584,853,412
                                                                                            ---------------      ---------------
Shares outstanding                                                                              16,680,712           16,697,292
                                                                                            ---------------      ---------------
Net asset value and redemption price per Share                                              $        95.71       $        94.92
                                                                                            ---------------      ---------------

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                                       Three Months        Three Months
                                                                          Ended               Ended
                                                                      March 31, 2004      March 31, 2003
                                                                      --------------      --------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $67,633 and $59,569, respectively)         $  5,655,611        $  4,857,387
 Interest allocated from Belvedere Company                                  27,444              90,563
 Expenses allocated from Belvedere Company                              (2,452,071)         (1,968,349)
                                                                      --------------      --------------
 Net investment income allocated from Belvedere Company               $  3,230,984        $  2,979,601
 Rental income                                                          15,305,001          16,638,248
 Distributions from Partnership Preference Units                         2,486,858           2,203,828
 Interest                                                                  107,547              67,253
                                                                      --------------      --------------
Total investment income                                               $ 21,130,390        $ 21,888,930
                                                                      --------------      --------------

Expenses:
 Investment advisory and administrative fees                          $  1,431,926        $  1,305,729
 Property management fees                                                  612,421             659,528
 Distribution and servicing fees                                           789,880             627,665
 Interest expense on mortgages                                           6,223,035           6,329,727
 Interest expense on Credit Facility                                       776,436           1,026,582
 Property and maintenance expenses                                       4,180,810           4,213,973
 Property taxes and insurance                                            1,998,910           1,993,052
 Miscellaneous                                                             136,329             227,965
                                                                      --------------      --------------
Total expenses                                                        $ 16,149,747        $ 16,384,221
Deduct-
 Reduction of investment advisory and administrative fees             $    398,439        $    313,437
                                                                      --------------      --------------
Net expenses                                                          $ 15,751,308        $ 16,070,784
                                                                      --------------      --------------
Net investment income before minority interests
 in net income of controlled subsidiaries                             $ 5,379,082         $  5,818,146
Minority interests in net income of controlled
 subsidiaries                                                            (413,957)            (658,259)
                                                                      --------------      --------------
Net investment income                                                 $ 4,965,125         $  5,159,887
                                                                      --------------      --------------

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                                                        Three Months        Three Months
                                                                                           Ended               Ended
                                                                                       March 31, 2004      March 31, 2003
                                                                                       ---------------    ----------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere Company  (identified cost basis)                $  5,949,484       $  (5,647,765)
 Investment transactions in Partnership Preference Units (identified cost basis)           3,661,719                   -
 Investment transactions in other real estate                                              4,280,114                   -
 Interest rate swap agreements (1)                                                        (1,280,658)         (2,166,915)
                                                                                       ---------------    ----------------
Net realized gain (loss)                                                                $ 12,610,659       $  (7,814,680)
                                                                                       ---------------    ----------------

Change in unrealized appreciation (depreciation) -
 Investment in Belvedere Company (identified cost basis)                                $ 24,452,718       $ (58,653,661)
 Investments in Partnership Preference Units (identified cost basis)                      (4,979,750)          4,296,088
 Investments in other real estate (net of minority interests in unrealized loss of controlled subsidiaries of $(4,224,810)
  and $(6,931,836), respectively)                                                         (5,943,768)        (10,053,812)
 Interest rate swap agreements                                                            (4,952,483)           (253,322)
                                                                                       ---------------    ----------------
Net change in unrealized appreciation (depreciation)                                    $  8,576,717       $ (64,664,707)
                                                                                       ---------------    ----------------

Net realized and unrealized gain (loss)                                                 $ 21,187,376       $ (72,479,387)
                                                                                       ---------------    ----------------

Net increase (decrease) in net assets from operations                                   $ 26,152,501       $ (67,319,500)
                                                                                       ===============    ================

(1) Amount represents periodic payments made in connection with interest rate swap agreements. (Note 5)

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                                                          Three Months
                                                                                              Ended              Year Ended
                                                                                         March 31, 2004         December 31,
                                                                                           (Unaudited)              2003
                                                                                         ---------------       ---------------
Increase (Decrease) in Net Assets:
 Net investment income                                                                   $    4,965,125        $   19,648,844
 Net realized gain (loss) from investment transactions                                       12,610,659           (10,022,550)
 Net change in unrealized appreciation (depreciation) of investments                          8,576,717           309,086,814
                                                                                         ---------------       ---------------
Net increase in net assets from operations                                               $   26,152,501        $  318,713,108
                                                                                         ---------------       ---------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to Shareholders in payment of
  distributions declared                                                                 $    6,341,090        $    6,479,733
 Net asset value of Fund Shares redeemed                                                     (8,085,533)          (52,613,896)
                                                                                         ---------------       ---------------
Net decrease in net assets from Fund Share transactions                                  $   (1,744,443)       $  (46,134,163)
                                                                                         ---------------       ---------------

Distributions -
 Distributions to Shareholders                                                           $  (12,689,791)       $  (12,367,580)
 Special Distributions to Shareholders                                                                -                   (17)
                                                                                         ---------------       ---------------
Total distributions                                                                      $  (12,689,791)       $  (12,367,597)
                                                                                         ---------------       ---------------

Net increase in net assets                                                               $   11,718,267        $  260,211,348

Net assets:
 At beginning of period                                                                  $1,584,853,412        $1,324,642,064
                                                                                         ---------------       ---------------
 At end of period                                                                        $1,596,571,679        $1,584,853,412
                                                                                         ===============       ===============

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Three Months         Three Months
                                                                                                  Ended                Ended
                                                                                             March 31, 2004       March 31, 2003
                                                                                             ---------------      ---------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                                         $ 26,152,501         $ (67,319,500)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities -
  Net investment income allocated from Belvedere Company                                        (3,230,984)           (2,979,601)
  Increase in escrow deposits                                                                   (1,151,992)           (1,373,026)
  Decrease in receivable for investments sold                                                            -            50,221,589
  Decrease (increase) in other assets                                                              197,037               (18,349)
  Decrease (increase) in distributions and interest receivable                                     404,406                   (55)
  Increase (decrease) in interest payable for open swap agreements                                   1,624                (1,051)
  (Decrease) increase in security deposits, accrued interest and accrued other
   expenses and liabilities                                                                       (534,495)              632,621
  Increase in accrued property taxes                                                             1,412,298               979,533
  Proceeds from sales of Partnership Preference Units                                           20,065,614                     -
  Proceeds from sale of investment in other real estate                                         41,336,126                     -
  Payments for investment in other real estate                                                           -            (5,026,960)
  Improvements to rental property                                                                 (615,119)             (783,102)
  Net increase in investment in Belvedere Company                                                        -           (41,000,002)
  Net interest incurred on interest rate swap agreements                                        (1,280,658)           (2,166,915)
  Increase in short-term investments                                                            (1,155,865)           (2,453,022)
  Minority interests in net income of controlled subsidiaries                                      413,957               658,259
  Net realized (gain) loss from investment transactions                                        (12,610,659)            7,814,680
  Net change in unrealized (appreciation) depreciation of investments                           (8,576,717)           64,664,707
                                                                                             ---------------      ---------------
Net cash flows from operating activities                                                      $ 60,827,074         $   1,849,806
                                                                                             ---------------      ---------------

Cash Flows From (For) Financing Activities -
 (Repayment of) proceeds from Credit Facility                                                 $(12,000,000)        $   5,000,000
 Distributions paid to Shareholders                                                             (6,348,718)           (5,887,847)
 Payments for Fund Shares redeemed                                                              (1,010,346)           (1,008,595)
 Distributions paid to minority shareholders                                                       (16,800)             (843,371)
                                                                                             ---------------      ---------------
Net cash flows for financing activities                                                       $(19,375,864)        $  (2,739,813)
                                                                                             ---------------      ---------------

Net increase (decrease) in cash                                                               $ 41,451,210         $    (890,007)

Cash at beginning of period                                                                   $  6,522,994         $   7,452,296
                                                                                             ---------------      ---------------
Cash at end of period                                                                         $ 47,974,204         $   6,562,289
                                                                                             ===============      ===============

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                              Three Months         Three Months
                                                                                                  Ended                Ended
                                                                                             March 31, 2004       March 31, 2003
                                                                                             ---------------      ---------------
Supplemental Disclosure and Non-cash Investing and Financing Activities -
 Interest paid on loan - Credit Facility                                                      $      756,868       $     795,195
 Interest paid on mortgages                                                                   $    6,155,627       $   6,118,316
 Interest paid on swap agreements                                                             $    1,279,034       $   2,167,966
 Market value of securities distributed in payment of redemptions                             $    5,843,403       $  15,036,120
 Market value of real property and other assets, net of current liabilities,
  assumed in conjunction with acquisition of other real estate                                $            -       $  64,628,785
 Mortgage assumed in conjunction with acquisition of other real estate                        $            -       $  59,601,825

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of March 31, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Highlights (Unaudited)

For the Three Months Ended March 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                          $ 94.920
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
-----------------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                                                                      $  0.297
Net realized and unrealized gain                                                                                  1.253
-----------------------------------------------------------------------------------------------------------------------------------
Total income from operations                                                                                   $  1.550
-----------------------------------------------------------------------------------------------------------------------------------

Distributions
-----------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                                  $ (0.760)
-----------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                            $ (0.760)
-----------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                                $ 95.710
-----------------------------------------------------------------------------------------------------------------------------------

Total Return (1)                                                                                                   1.64%

                                                                                     As a Percentage           As a Percentage
                                                                                     of Average Net            of Average Gross
Ratios                                                                                  Assets(5)               Assets (2)(5)
-----------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
 Interest and other borrowing costs (7)                                                  1.29% (9)                0.97% (9)
 Operating expenses  (7)                                                                 1.41% (9)                1.06% (9)
Belport Capital Fund LLC Expenses
 Interest and other borrowing costs  (4)(8)                                              0.20% (9)                0.15% (9)
 Investment advisory and administrative fees,
  servicing fees and other Fund operating expenses (3)(4)                                1.10% (9)                0.83% (9)
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                           4.00% (9)                3.01% (9)

Net investment income                                                                    1.25% (9)                0.94% (9)
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
-----------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                     $   1,596,572
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                                                     0.61%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belport Capital Fund LLC (Belport Capital) (including Belport Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Company) and Belport Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belport Realty Corporation's (Belport Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belport Realty.
(3) Includes Belport Capital's share of Belvedere Company's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belport Capital and Belport Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belport Realty.
(5) For the purpose of calculating ratios, the income and expenses of Belport Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belport Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belport Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(8) Ratios do not include interest incurred in connection with the interest rate swap agreements. Had such amounts been included, ratios would be higher.
(9)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of March 31, 2004
Notes to Condensed Consolidated Financial Statements (Unaudited)

1    Basis of Presentation

The condensed consolidated interim financial statements of Belport Capital Fund LLC (Belport Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2003 has been derived from the December 31, 2003 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

The allocation of Belport Capital's net asset value per Share at March 31, 2004 and December 31, 2003, between Preferred and Common Shares that have been restructured is as follows:

                            Per Share Value At           Per Share Value At
                              March 31, 2004             December 31, 2003
                          ------------------------------------------------------
                           Preferred     Common        Preferred     Common
Date of Contribution        Shares       Shares         Shares       Shares
--------------------------------------------------------------------------------
    May 22, 2001            $ 95.71      $     -        $ 94.92      $     -
    July 25, 2001           $ 94.71      $  1.00        $ 94.71      $  0.21
  December 17, 2001         $ 91.87      $  3.84        $ 91.87      $  3.05

3 Investment Transactions

The following table summarizes the Fund's investment transactions for the three months ended March 31, 2004 and March 31, 2003:

                                                 Three Months Ended          Three Months Ended
       Investment Transaction                      March 31, 2004              March 31, 2003
------------------------------------------------------------------------------------------------
Increases in investment in Belvedere Company       $          -                $  45,919,932
Decreases in investment in Belvedere Company       $  5,843,403                $  19,956,050
Acquisitions of other real estate (1)              $          -                $   5,026,960
Sales of Partnership Preference Units (2)          $ 20,065,614                $           -
Sales of other real estate (3)                     $ 41,336,126                $           -
------------------------------------------------------------------------------------------------

(1) In March 2003, Bel Oakbrook LLC (Bel Oakbrook), a wholly-owned subsidiary of Belport Realty Corporation (Belport Realty), acquired a 100% ownership interest in an office building. In May 2003, Belport Realty sold its interest in Bel Oakbrook to another investment fund advised by Boston Management and Research (Boston Management). A gain of $323,384 was recognized on the transaction.
(2) Sales of Partnership Preference Units for the three months ended March 31, 2004 included Partnership Preference Units sold to other investment funds advised by Boston Management for which a gain of $1,637 was recognized.
(3) In January 2004, a multifamily residential property owned by Monadnock Property Trust, LLC (Monadnock) was sold to a third party. Belport Capital recognized a gain of $4,280,114, net of minority interest of such gain of $1,375,692.

4    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company), for the three months ended March 31, 2004 and March 31, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                              Three Months Ended     Three Months Ended
                                                                                March 31, 2004         March 31, 2003
-----------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio (1)                              $ 11,520,846,141       $8,400,349,853
The Fund's investment in Belvedere Company (2)                                 $  1,639,558,986       $1,286,768,268
Income allocated to Belvedere Company from the Portfolio                       $     39,365,471       $   32,398,573
Income allocated to the Fund from Belvedere Company                            $      5,683,055       $    4,947,950
Expenses allocated to Belvedere Company from the Portfolio                     $     12,634,511       $    9,667,954
Expenses allocated to the Fund from Belvedere Company                          $      2,452,071       $    1,968,349
Net realized gain(loss) allocated to Belvedere Company from the Portfolio      $     41,048,575       $  (37,772,155)
Net realized gain(loss) allocated to the Fund from Belvedere Company           $      5,949,484       $   (5,647,765)
Change in unrealized appreciation (depreciation) allocated to Belvedere
 Company from the Portfolio                                                    $    163,577,445       $(389,828,192)
Change in unrealized appreciation (depreciation) allocated to the Fund
 from Belvedere Company                                                        $     24,452,718       $ (58,653,661)
-----------------------------------------------------------------------------------------------------------------------

(1) As of March 31, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 63.9% and 61.1% of the Portfolio's net assets, respectively.
(2) As of March 31, 2004 and 2003, the Fund's investment in Belvedere Company represents 14.2% and 15.3% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2004, December 31, 2003 and March 31, 2003 and its operations for the three months ended March 31, 2004, for the year ended December 31, 2003 and for the three months ended March 31, 2003 follows:

                                        March 31,               December 31,               March 31,
                                          2004                      2003                      2003
                                     --------------------------------------------------------------------
Investments, at value               $ 18,003,359,532          $ 17,584,390,762          $ 13,797,517,752
Other assets                              25,944,066                25,462,745                24,535,362
---------------------------------------------------------------------------------------------------------
Total assets                        $ 18,029,303,598          $ 17,609,853,507          $ 13,822,053,114
Total liabilities                            254,697                   264,502                73,659,303
---------------------------------------------------------------------------------------------------------
Net assets                          $ 18,029,048,901          $ 17,609,589,005          $ 13,748,393,811
=========================================================================================================
Dividends and interest              $     62,101,320          $    232,925,912          $     53,431,732
---------------------------------------------------------------------------------------------------------
Investment adviser fee              $     19,348,796          $     67,584,543          $     15,490,999
Other expenses                               598,921                 2,295,653                   477,083
---------------------------------------------------------------------------------------------------------
Total expenses                      $     19,947,717          $     69,880,196          $     15,968,082
---------------------------------------------------------------------------------------------------------
Net investment income               $     42,153,603          $    163,045,716          $     37,463,650
Net realized gain (loss)                  64,894,806                70,909,770               (62,969,970)
Net change in unrealized
 appreciation (depreciation)             261,922,214             3,174,709,110              (649,928,537)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in net
 assets from operations             $    368,970,623          $  3,408,664,596          $   (675,434,857)
---------------------------------------------------------------------------------------------------------

5    Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at March 31, 2004 and December 31, 2003 are listed below.

  Notional                                     Initial                       Unrealized         Unrealized
   Amount                                      Optional         Final       Depreciation      Appreciation
   (000's        Fixed        Floating       Termination     Termination    at March 31,     at December 31,
  omitted)       Rate           Rate             Date           Date            2004              2003
-------------- ---------- ----------------- --------------- -------------- ---------------- -------------------
 $ 34,905       4.565%      LIBOR + 0.20%        3/05           6/10        $  (272,400)       $   170,784
   46,160       4.045%      LIBOR + 0.20%        2/10           6/10           (990,559)           326,668
  109,822       3.945%      LIBOR + 0.20%         -             6/10         (1,925,854)         1,266,218
-------------- ---------- ----------------- --------------- -------------- ---------------- -------------------
Total                                                                       $(3,188,813)       $ 1,763,670
-------------- ---------- ----------------- --------------- -------------- ---------------- -------------------

6    Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belport Capital invests in real estate assets through its subsidiary, Belport Realty. Belport Realty invests directly and indirectly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Multifamily Property Trust, Monadnock and Bel Oakbrook (for the period from March 19, 2003, to May 13, 2003).

Belport Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for the Fund on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
March 31, 2004                                              Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Revenue                                                  $     3,230,984       $  17,878,759        $   21,109,743
Interest expense on mortgages                                          -          (6,223,035)           (6,223,035)
Interest expense on Credit Facility                              (54,351)           (667,735)             (722,086)
Operating expenses                                              (299,774)         (7,592,203)           (7,891,977)
Minority interest in net income of controlled
 Subsidiaries                                                          -            (413,957)             (413,957)
--------------------------------------------------------------------------------------------------------------------
Net investment income                                    $     2,876,859       $   2,981,829        $    5,858,688
Net realized gain                                              5,949,484           6,661,175            12,610,659
Change in unrealized appreciation (depreciation)              24,452,718          15,876,001)            8,576,717
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from
operations of reportable segments                        $    33,279,061       $  (6,232,997)       $   27,046,064
--------------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
March 31, 2003                                              Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Revenue                                                  $    2,979,601       $  18,870,046        $   21,849,647
Interest expense on mortgages                                          -          (6,329,727)           (6,329,727)
Interest expense on Credit Facility                              (41,063)           (944,455)             (985,518)
Operating expenses                                              (238,215)         (7,782,704)           (8,020,919)
Minority interest in net income of controlled
 Subsidiaries                                                          -            (658,259)             (658,259)
--------------------------------------------------------------------------------------------------------------------
Net investment income                                    $     2,700,323       $   3,154,901        $    5,855,224
Net realized loss                                             (5,647,765)         (2,166,915)           (7,814,680)
Change in unrealized appreciation (depreciation)             (58,653,661)         (6,011,046)          (64,664,707)
--------------------------------------------------------------------------------------------------------------------
Net decrease in net assets from operations of
 reportable segments                                     $   (61,601,103)      $  (5,023,060)       $  (66,624,163)
--------------------------------------------------------------------------------------------------------------------

                                                            Tax-Managed
                                                              Growth               Real
At March 31, 2004                                           Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Segment assets                                           $ 1,639,558,986       $  563,678,338       $2,203,237,324
Segment liabilities                                           17,833,366          580,120,750          597,954,116
--------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments          $ 1,621,725,620       $  (16,442,412)      $1,605,283,208
--------------------------------------------------------------------------------------------------------------------


At December 31, 2003
--------------------------------------------------------------------------------------------------------------------
Segment assets                                            $1,611,769,203       $ 589,657,910        $2,201,427,113
Segment liabilities                                           16,596,400         598,192,300           614,788,700
--------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments           $1,595,172,803       $  (8,534,390)       $1,586,638,413
--------------------------------------------------------------------------------------------------------------------

* Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                                                   Three Months       Three Months
                                                                                      Ended              Ended
                                                                                  March 31, 2004     March 31, 2003
                                                                                 ----------------   ----------------
Revenue:
 Revenue from reportable segments                                                 $ 21,109,743        $ 21,849,647
 Unallocated amounts:
  Interest earned on cash not invested in the Portfolio or in subsidiaries              20,647              39,283
                                                                                 ----------------   ----------------
Total revenue                                                                     $ 21,130,390        $ 21,888,930
                                                                                 ----------------   ----------------
Net increase (decrease) in net assets from operations:
 Net increase (decrease) in net assets from operations of reportable segments     $ 27,046,064        $(66,624,163)
Unallocated amounts:
 Interest earned on cash not invested in the Portfolio or in subsidiaries               20,647              39,283
Unallocated amounts (1):
 Distribution and servicing fees                                                      (789,880)           (627,665)
 Interest expense on Credit Facility                                                   (54,350)            (41,064)
 Audit, tax and legal fees                                                             (46,746)            (42,550)
 Other operating expenses                                                              (23,234)            (23,341)
                                                                                 ----------------   ----------------
Total net increase (decrease) in net assets from operations                       $ 26,152,501        $(67,319,500)
                                                                                 ----------------   ----------------


                                                                                  March 31, 2004     December 31, 2003
                                                                                 ----------------   -------------------
Net assets:
 Net assets of reportable segments                                                $1,605,283,208      $1,586,638,413
 Unallocated cash (2)                                                                  1,738,433           2,138,196
 Short-term investments (2)                                                            5,977,000           4,821,135
 Loan payable-Credit Facility (3)                                                    (16,315,492)         (8,568,222)
 Other liabilities                                                                      (111,470)           (176,110)
                                                                                 ----------------   -------------------
Total net assets                                                                  $1,596,571,679      $1,584,853,412
                                                                                 ----------------   -------------------

(1) Unallocated amounts represent expenses incurred that pertain to the overall operation of Belport Capital, and do not pertain to either operating segment.

(2) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(3) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

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

Results of Operations for the Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

(a) Results of Operations.

Increases and decreases in the Fund's net asset value per share are derived from net investment income or loss, and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the minority interest in net income of the controlled subsidiaries of Belport Realty Corporation (Belport Realty). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belport Realty's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned by Belport Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belport Realty's controlled subsidiaries, interest expense on the Fund's credit arrangements (the Credit Facility), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belport Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belport Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

Performance of the Fund.1 The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund's real estate investments held through Belport Realty, Eaton Vance considers whether, through current returns and changes in valuation, the real

 1 Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. The Portfolio's return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500. It is not possible to invest directly in an Index.

estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belport Realty's equity in its real estate investments and mitigate in part the impact of interest rate changes on the Fund's net asset value.

The Fund's total return was 1.64% for the quarter ended March 31, 2004. This return reflects an increase in the Fund's net asset value per share from $94.92 to $95.71 and a distribution of $0.76 per share during the period. For comparison, the S&P 500 had a total return of 1.69% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.48% during the period. Last year, the Fund's total return was -5.14% for the quarter ended March 31, 2003. This return reflected a decrease in the Fund's net asset value per share from $76.75 to $72.14 and a distribution of $0.72 per share during the period. For comparison, the S&P 500 had a total return of -3.15% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.43% during th at period.

Performance of the Portfolio. For the quarter ended March 31, 2004, the Portfolio's total return was 2.12%, compared to -4.71% for the quarter ended March 31, 2003. International unrest coupled with weak employment, a struggling dollar and surging oil prices pressured domestic markets in the first quarter of 2004. Like the quarter ended March 31, 2003, volatility was high during the first quarter of 2004. However, unlike the first quarter of 2003, major indices experienced positive returns in 2004 as fiscal and monetary stimuli supported robust corporate earnings and productivity growth. During the first quarter of 2004, companies on average reported better than expected sales trends, increased dividends and initiated sizeable share buybacks reflecting a steady global economic recovery. While large capitalization stocks outperformed smaller capitalization stocks during the first quarter of 2003, small capitalization stocks outperformed large-cap companies during the later months of 2003, and continued to do so in the first quarter of 2004. In addition, during the first quarter of 2004 higher quality stocks regained performance leadership over last year's prevailing higher volatility stocks.

During the quarter ended March 31, 2004, the Portfolio's sector allocation remained similar to its allocation at March 31, 2003. The Portfolio's stronger quarterly performance relative to the S&P 500 during the first quarter of 2004 resulted from its diversified industry exposure and positive stock selection decisions. During the quarter ended March 31, 2004, the Portfolio remained underweight in the information technology sector, the market's weakest performing sector. Stock selection by the Portfolio's investment adviser, Boston Management and Research ( Boston Management ), in the computer peripherals and electronic equipment industries was particularly beneficial to the Portfolio's performance during the first quarter of 2004. Similar to the first quarter of 2003, valuation concerns prompted a de-emphasis of the telecommunication sector during the first quarter of 2004. However, telecommunication services stocks generally performed well during the first quarter of 2004. Similar to the first quarter of 2003, the Portfolio was overweight the industrials sector. During the first quarter of 2004, attractive valuations and positive secular business trends helped machinery, building products and airfreight stocks of the aforementioned sector advance higher.

In the first quarter of 2003, Boston Management began increasing the Portfolio's exposure to the energy sector, a change from its previous underweight stance versus the S&P 500. This allocation shift has aided performance, as oil exploration and other energy equipment and service names benefited from rising oil prices. Although the Portfolio's relative overweight of the financials sector contributed to its positive return during the quarter ended March 31, 2004 , the sub-par performance of its commercial bank and capital market stocks hindered returns during the quarter . While Boston Management remained optimistic on the consumer, it slightly trimmed the Portfolio's relative overweight in the consumer discretionary and staples sectors. Portfolio holdings in leisure, retail, and personal products benefited from continued consumer spending driven by tax refunds, strong refinancing activity and increases in wages and salaries. The Portfolio maintained an underweight of the healthcare sector relative to the S&P 500 during the quarter ended March 31, 2004, but added to holdings of stronger quarterly performers such as healthcare equipment and service companies.

Performance of Real Estate Investments. The Fund's real estate investments are held through Belport Realty . As of March 31, 2004, real estate investments included majority interests in real estate joint ventures (the Real Estate Joint Ventures) and a portfolio of Partnership Preference Units that are affiliated with publicly traded real estate investment trusts (REITs). As of March 31, 2004, the estimated fair value of the Fund's real estate investments represented 23.1% of the Fund's total assets. Adjusting for the minority interest of the real estate operating company that is the principal minority investor in each Real Estate Joint Venture as of March 31, 2004, the Fund's real estate investments represented 27.4% of the Fund's net assets.

During the quarter ended March 31, 2004, one of Belport Realty's Real Estate Joint Ventures sold a property for approximately $41.3 million recognizing a gain of $4.3 million on the transaction. Pursuant to the Real Estate Joint Venture's loan agreement with its lender, the proceeds from the sale must be reinvested in replacement assets in order to maintain certain collateral levels. As a result, during the quarter ended March 31, 2004, the Real Estate Joint Venture entered into an agreement to acquire a replacement property for approximately $36 million and the transaction is scheduled to close during the quarter ended June 30, 2004. The remaining portion of the sale proceeds is expected to be invested in another replacement property by the end of 2004.

Like the quarter ended March 31, 2003, operations of Belport Realty's Real Estate Joint Ventures were impacted by weak multifamily market fundamentals during the quarter ended March 31, 2004. Rental income from real estate operations decreased to $15.3 million for the quarter ended March 31, 2004 from $16.6 million for the quarter ended March 31, 2003, a decline of $1.3 million or 8%. This decrease in rental income resulted principally from fewer properties held by the Real Estate Joint Ventures as a result of the property sale discussed above and lower revenues from the remaining properties held by Belport Realty's Real Estate Joint Ventures. During the quarter ended March 31, 2004, rental revenue was affected by reduced apartment rental rates, increased rent concessions and lower occupancy levels at properties owned by the Real Estate Joint Ventures, trends that continued from 2003.

Property operating expenses for Belport's Real Estate Joint Ventures decreased to approximately $6.8 million for the quarter ended March 31, 2004 from approximately $6.9 million for the quarter ended March 31, 2003, a decrease of $0.1 million or 1% (property operating expenses are before certain operating expenses of Belport Realty of approximately $0.8 million for the quarter ended March 31, 2004 and approximately $0.9 million for the quarter ended March 31,
2003). The near-term outlook for multifamily property operations continues to be weak. While anticipated economic and employment growth is expected to lead to improvements over the longer term, significant employment growth has not yet occurred in most markets and low interest rates have contributed to continued apartment move-outs due to new home purchases and increased competition for new residents from ongoing development of new multifamily properties. As a result, Boston Management, Belport Realty's manager, expects that real estate operating results in 2004 will continue to be similar to 2003's results.

At March 31, 2004, the estimated fair value of the real properties held through Belport Realty was $439.5 million compared to $542.4 million at March 31, 2003, a decrease of $102.9 million or 19%. The decrease in estimated real property value was principally due to fewer properties held by Belport Realty during the first quarter of 2004 as a result of the May 2003 sale in 2004 of Belport Realty's investment in Bel Oakbrook LLC and the sale in 2004 of one of the Real Estate Joint Venture properties described above, as well as modest declines in the value of Belport Realty's remaining properties. Despite weak market conditions, declines in asset values for multifamily properties have generally been modest as lower near-term property earnings expectations have been offset in part by lower capitalization rates. The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes Belport Realty's interests in Real Estate Joint Ventures) of approximately $5.9 million during the quarter ended March 31, 2004 compared to approximately $10.1 million in unrealized depreciation for the quarter ended March 31, 2003. During the quarter ended March 31, 2003, property values declined due to declines in near-term earnings expectations and the economic downturn. However, declines in asset values for multifamily properties generally were modest during the quarter ended March 31, 2003 as decreases in capitalization rates largely offset declining income level expectations.

During the quarter ended March 31, 2004, Belport Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units for approximately $20.1 million (including sales to other investment funds advised by Boston Management), recognizing gains of $3.7 million on the transactions. At March 31, 2004, the estimated fair value of Belport Realty's Partnership Preference Units totaled approximately $71.9 million compared to approximately $100.8 million at March 31, 2003, a decrease of $28.9 million or 29%. While the decrease in value was principally due to fewer Partnership Preference Units held at March 31, 2004, the decrease also reflects lower per unit values of the Partnership Preference Units held at March 31, 2004 due to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as Belport Realty's call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding
Partnership Preference Units held by Belport Realty during the quarter ended March 31, 2003 were no longer held at March 31, 2004. Boston Management expects this trend to continue through 2004.

The Fund saw unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $5.0 million during the quarter ended March 31, 2004 compared to unrealized appreciation of approximately $4.3 million for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, net unrealized depreciation of $5.0 million consisted of approximately $1.9 million of unrealized depreciation as a result of decreases in per unit values of the Partnership Preference Units held by Belport Realty at March 31, 2004 (as described above), and approximately $3.1 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to sales of Partnership Preference Units during the quarter ended March 31, 2004. During the quarter ended March 31, 2003, Belport Realty's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units for the quarter ended March 31, 2004 totaled $2.5 million compared to $2.2 million for the quarter ended March 31, 2003, an increase of $0.3 million or 14%. The increase was principally due to a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units, partially offset by lower distributions as a result of fewer Partnership Preference Units held on average during the quarter ended March 31, 2004 and lower average yields on such Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $6.2 million, compared to approximately $2.4 million of net realized and unrealized losses for the quarter ended March 31, 2003. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2004 consisted of $4.9 million of unrealized depreciation due to changes in swap agreement valuations and $1.3 million of periodic payments made pursuant to outstanding swap agreements (and classified as realized losses on interest rate swap agreements). For the quarter ended March 31, 2003, the Fund had unrealized depreciation of $0.3 million due to swap agreement valuation changes and $2.1 million of swap agreement periodic payments. The negative impact on Fund performance from changes in swap agreement valuations during the quarter ended March 31, 2004, was attributable to a decline in swap rates during the period. During the quarter ended March 31, 2003, relevant swap rates were substantially unchanged, resulting in minimal impact on Fund performance from changes in swap agreement valuations during the period.

(b) Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's equity in its real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2004, the Fund had outstanding borrowings of $218.5 million and unused loan commitments of $52.4 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2004, the unrealized depreciation related to the interest rate swap agreements was approximately $3.2 million. As of March 31, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $26.6 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belport Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                     for the Twelve Months Ended March 31,*

                                                                                                          Estimated
                                                2005-2008     2009       Thereafter        Total         Fair Value
-----------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
------------------------------------------
Long-term debt:
------------------------------------------
Fixed-rate mortgages                                                   $361,107,500     $361,107,500    $409,600,000
Average interest rate                                                          6.78%            6.78%
------------------------------------------
Variable-rate Credit Facility                                          $218,500,000     $218,500,000    $218,500,000
Average interest rate                                                          1.29%            1.29%
-----------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
------------------------------------------
Pay fixed/receive variable interest rate
swap agreements                                                        $190,887,000     $190,887,000    $ (3,188,813)

Average pay rate                                                               4.08%          4.08%

Average receive rate                                                           1.29%          1.29%
-----------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
------------------------------------------
Fixed-rate Partnership Preference Units:
------------------------------------------
Essex Portfolio, L.P., 7.875% Series B
Cumulative Redeemable Preferred Units,
Callable 12/31/09, Current Yield: 7.58%                                $ 17,908,335     $ 17,908,335    $ 23,373,945

PSA Institutional Partners, L.P., 6.4%
Series NN Cumulative Redeemable Perpetual
Preferred Units, Callable 3/17/10, Current
Yeild, 6.90%                                                           $ 34,905,000     $ 34,905,000    $ 30,134,000

Vornado Realty, L.P., 7% Series D-10
Cumulative Redeemable Preferred Units,
Callable 11/17/08, Current Yield: 7.04%(1)                              $18,116,184     $ 18,116,184    $ 18,385,521


 * The investments listed reflect holdings as of March 31, 2004. The Fund's current holdings may differ.

(1) Belport Realty's interest in these Partnership Preference Units is held through Bel Holdings LLC.

Item 4. Controls and Procedures.

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Shareholders on any business day. Redemptions are met at the net asset value per share of the Fund (less any applicable redemption fee). The right to redeem is available to all Shareholders and all outstanding Fund shares are eligible (except for shares subject to an estate freeze election as described in Item 5 of the Fund's Report on Form 10-K for the fiscal year ending December 31, 2003). During each month in the quarter ended March 31, 2004, the total number of shares redeemed and the average price paid per Share were as follows:

                               Total No. of Shares    Average Price Paid Per
  Month Ended                     Redeemed(1)                  Share
------------------------------------------------------------------------------
  January 31, 2004                30,538.589                  $95.56
------------------------------------------------------------------------------
  February 29, 2004                8,177.893                  $97.79
------------------------------------------------------------------------------
  March 31, 2004                  45,056.934                  $97.89
------------------------------------------------------------------------------
  Total                           83,773.416                  $97.69
------------------------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of Shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended March 31, 2004.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports On Form 8-K:

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 10, 2004.





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