Form 10-K/A
period 2003-12-31
BELPORT CAPITAL FUND LLC
filed 2004-06-15
CIK 1138602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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

                           Incorporation by Reference:
                          ---------------------------

                                      None.

                    The Exhibit Index is located on page 70.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) is being filed to amend the Annual Report on Form 10-K of Belport Capital Fund LLC (the Fund) for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004 (the Original 10-K). The purpose of the Amendment is (i) to correct the interest expense for the period ended December 31, 2001 stated in Item 6, (ii) to amend "Results of Operations" in Item 7, (iii) to state that the Estimated Fair Value of instruments included in the table in Item 7A is at December 31, 2003, (iv) to amend Item 8 and Item 15 and (v) to include audited consolidated financial statements for the Fund prepared in accordance with the requirements of Rules 3-01 and 3-02 of Article 3 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The audited consolidated financial statements included in the Original 10-K were prepared in accordance with Rule 3-18 of Article 3 of Regulation S-X.

While only certain portions of the Original 10-K have been amended, for convenience and ease of reference the Fund is filing the entire Form 10-K in an amended and restated format. Unless stated otherwise, all information contained in the Amendment is as of December 31, 2003. We have not updated the disclosure contained in the Original 10-K to reflect any events that have occurred since that date.

                            Belport Capital Fund LLC
                              Index to Form 10-K/A

Item                                                                       Page
                                     PART I
                                     ------

1     Business.............................................................  1
         Fund Overview.....................................................  1
            Structure of the Fund..........................................  1
            Fund Management................................................  1
            The Fund's Offering............................................  2

         The Fund's Investment in Belvedere Capital Fund Company LLC
         and Tax-Managed Growth Portfolio..................................  2
            Belvedere Company..............................................  2
            The Portfolio..................................................  2
            The Portfolio's Investment Objective and Policies..............  3
            The Portfolio's Tax-Sensitive Management Strategies............  3

         The Fund's Real Estate Investments through Belport Realty
         Corporation.......................................................  4
            Real Estate Joint Venture Investments..........................  4
            Partnership Preference Units...................................  6
            Organization of Belport Realty and the Real Estate
             Joint Ventures................................................  6

         Fund Borrowings...................................................  6
            Interest Rate Swap Agreements..................................  7

         The Eaton Vance Organization......................................  7
            Conflicts of Interest..........................................  7

2     Properties...........................................................  7

3     Legal Proceedings....................................................  8

4     Submission of Matters to a Vote of Security Holders..................  8

                                     PART II
                                     -------

5     Determining Net Asset Value, Market for Fund Shares and Related
      Shareholder Matters..................................................  8
         Market Information, Restrictions on Transfers and Redemption
          of Shares........................................................  8
            Transfers of Fund Shares.......................................  8
            Redemption of Fund Shares......................................  8
            Determining Net Asset Value....................................  9
            Historic Net Asset Values...................................... 10
         Record Holders of Shares of the Fund.............................. 10
         Distributions..................................................... 10
            Income and Capital Gain Distributions...........................10
            Special Distributions...........................................11

6     Selected Financial Data...............................................12
         Table of Selected Financial Data.................................. 12

7     Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................12

         Results of Operations............................................. 13
            Performance of the Fund........................................ 13
            Performance of the Portfolio................................... 14
            Performance of Real Estate Investments......................... 14
            Performance of Interest Rate Swap Agreements................... 15
         Liquidity and Capital Resources................................... 15
            Outstanding Borrowings......................................... 15
            Liquidity...................................................... 16
         Off-Balance Sheet Arrangements.................................... 16
         The Fund's Contractual Obligations................................ 16
         Critical Accounting Estimates..................................... 17

7A    Quantitative and Qualitative Disclosures About Market Risk........... 19
         Quantitative Information About Market Risk........................ 19
            Interest Rate Risk............................................. 19
         Qualitative Information About Market Risk......................... 20
            Risks Associated with Equity Investing......................... 20
            Risks of Investing in Foreign Securities....................... 21
            Risks of Certain Investment Techniques......................... 21
            Risks of Real Estate Investments............................... 22
            Risks of Interest Rate Swap Agreements......................... 24
            Risks of Leverage.............................................. 24

8     Financial Statements and Supplementary Data.......................... 24

9     Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosures................................................ 25

9A    Controls and Procedures.............................................. 25

                                    PART III
                                    --------

10    Directors and Executive Officers..................................... 26
         Management........................................................ 26
         Compliance with Section 16(a) of the Securities Exchange
          Act of 1934...................................................... 27
         Code of Ethics.................................................... 27

11    Executive Compensation............................................... 27

12    Security Ownership of Certain Beneficial Owners and Management....... 27
         Security Ownership of Certain Beneficial Owners................... 27
         Security Ownership of Management.................................. 27
         Changes in Control................................................ 27

13    Certain Relationships and Related Transactions....................... 28
         The Fund's Investment Advisory and Administrative Fee............. 28
         Belport Realty's Management Fee................................... 28
         The Portfolio's Investment Advisory Fee........................... 29
         Servicing Fees Paid by the Fund................................... 29
         Servicing Fees Paid by Belvedere Company.......................... 29
         Distribution Fees Paid to EV Distributors......................... 29
         Redemption Fees................................................... 29
         Certain Real Estate Investment Transactions....................... 29

14    Principal Accountant Fees and Services............................... 30

                                     PART IV
                                    -------

15    Exhibits, Financial Statements and Reports on Form 8-K............... 30

APPENDIX A................................................................. 32

FINANCIAL STATEMENTS....................................................... 33

SIGNATURES................................................................. 69

EXHIBIT INDEX.............................................................. 70

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
------------------

FUND OVERVIEW. The Fund is a private investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund's investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Delaware limited liability company, commenced its investment operations on March 14, 2001. Limited liability company interests of the Fund (Shares) were issued to Shareholders at five closings during 2001. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on December 18, 2001 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2003, the Fund had net assets of approximately $1.6 billion.

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

The Fund is registered under the Securities Exchange Act of 1934, as amended, (the 1934 Act) and files periodic reports (such as reports on Form 10-Q and Form 10-K) thereunder. Copies of the reports filed by the Fund are available: at the public reference room of the Securities and Exchange Commission (SEC) in Washington, DC (call 1-202-942-8090 for information on the operation of the public reference room); on the EDGAR Database on the SEC's Internet site (http:// www.sec.gov); or, upon payment of copying fees, by writing to the SEC's public reference section, Washington, DC 20549-0102, or by electronic mail at publicinfo@sec.gov. The Fund does not have a website. The Fund intends to provide Shareholders with an annual and semiannual report containing the Fund's consolidated financial statements, audited by the Fund's independent auditor in the case of the annual report.

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

A purchase or sale pursuant to a buy/sell provision would be made at a negotiated price. The agreement containing the buy/ sell provision applicable to a Real Estate Joint Venture continues indefinitely, but could be terminated upon the receipt of the requisite approval of the owners of the voting interests in the Real Estate Joint Venture. The sale to Belport Realty by the Operating Partner of the Operating Partner's interest in Bel Multifamily or Monadnock would not affect the REIT qualification of Bel Multifamily or Monadnock. If Belport Realty were to dispose of its interest in a Real Estate Joint Venture pursuant to a buy/sell provision or otherwise, it may acquire an interest in a different real estate investment to replace the investment sold.

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

                                               NAV at           Quarter %
  Quarter Ended     High NAV     Low NAV     Quarter End     Change in NAV(1)
  -------------     --------     -------     -----------     ----------------
    12/31/03        $ 94.92      $ 86.15       $ 94.92            12.77
     9/30/03        $ 87.79      $ 82.13       $ 84.17             2.72
     6/30/03        $ 85.07      $ 72.88       $ 81.94            13.58
     3/31/03        $ 80.15      $ 68.33       $ 72.14            -6.01
    12/31/02        $ 81.14      $ 68.38       $ 76.75             6.35
     9/30/02        $ 85.53      $ 69.36       $ 72.17           -16.33
     6/30/02        $ 98.35      $ 84.77       $ 86.26           -12.39
     3/31/02        $100.13      $ 92.71       $ 98.46             0.09

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

(b) RECORD HOLDERS OF SHARES OF THE FUND.
-----------------------------------------

As of March 1, 2004, there were 670 record holders of Shares of the Fund.

(c) DISTRIBUTIONS.
------------------

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

                                                                     Year Ended            Year Ended              Period Ended
                                                                  December 31, 2003    December 31, 2002(1)    December 31, 2001(1)
                                                                  -----------------    --------------------     -------------------
Total investment income                                            $   86,922,971         $   87,158,378         $   48,271,188
Interest expense                                                   $   28,950,162         $   30,092,621         $   19,080,103
Net expenses (including interest expense)                          $   64,831,145         $   64,822,836         $   40,039,651
Net investment income                                              $   19,648,844         $   18,908,498         $    5,631,643
Minority interests in net income of controlled subsidiaries        $   (2,442,982)        $   (3,427,044)        $   (2,599,894)
Net realized loss                                                  $  (10,022,550)        $  (18,022,339)        $   (2,424,250)
Net change in unrealized appreciation (depreciation)               $  309,086,814         $ (379,891,616)        $  (17,999,161)
Net increase (decrease) in net assets from operations              $  318,713,108         $ (379,005,457)        $  (14,791,768)
Total assets                                                       $2,208,386,444         $1,976,399,942         $2,391,474,863
Loan payable                                                       $  230,500,000         $  226,000,000         $  231,000,000
Mortgages payable                                                  $  361,107,500         $  361,107,500         $  361,107,500
Net assets                                                         $1,584,853,412         $1,324,642,064         $1,749,157,864
Shares outstanding                                                     16,697,292             17,258,094             17,782,241
Net asset value and redemption price per Share                     $        94.92         $        76.75         $        98.37
Net increase (decrease) in net assets from operations per Share    $        18.89         $       (21.62)        $       (1.604)
Distribution paid per Share(2)                                     $         0.72(3)(4)   $         0.00(3)      $        0.026

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

The Fund had a total return of -21.98% for the year ended December 31, 2002. This return reflected a decrease in the Fund's net asset value per Share from $98.37 to $76.75. For comparison, the S&P 500 had a total return of -22.09% over the same period. For the year ended December 31, 2002, the performance of the Fund trailed that of the Portfolio by approximately 2.5%. The Fund had a total return of -1.63% for the period from its inception on March 14, 2001 through December 31, 2001. This return reflected a decrease in the Fund's net asset value per Share from $100.00 to $98.37. For comparison, the S&P 500 had a total return of -3.05% over the period. For the period ended December 31, 2001, the performance of the Fund trailed that of the Portfolio by approximately 0.5%.
-----------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Performance is for the stated time period only; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500. It is not possible to invest directly in an Index.

PERFORMANCE OF THE PORTFOLIO. U.S. equities experienced a successful 2003 with most major indices posting their first annual gains since 1999. Strength in the broader market was a function of a favorable economic environment: historically low inflation and interest rates coupled with robust earnings growth and continued consumer strength. While the Portfolio's performance for the year ended December 31, 2003 of 23.88% was strong, the Portfolio trailed the S&P 500, which had a total return of 28.67% for the year. The total return of the Portfolio for the year ended December 31, 2002 and for the period from March 14, 2001 to December 31, 2001 was -19.52% and -1.14%, respectively.

The Portfolio's sector allocation in 2003 was substantially unaltered from 2002 and 2001 in that the Portfolio continued to maintain overweighted positions in the industrial, consumer discretionary and financials sectors. Although these sectors generally performed well during 2003, the sub-par performance of the Portfolio's holdings across the constituent industries, and multi-line retail and aerospace/defense names in particular, hindered its performance. The Portfolio's continued underweight of the best performing sector of the year, information technology, was another factor contributing to the Portfolio's relative underperformance versus the S&P 500. As in 2002 and 2001, lack of earnings visibility and unattractive valuations caused Boston Management, the Portfolio's investment adviser, to remain cautious on the technology sector. A similar rationale prompted a de-emphasis of the telecommunications sector, the underweighting of which had a positive impact on the Portfolio's return in 2003.

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

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments held through Belport Realty include majority interests in Real Estate Joint Ventures and investments in Partnership Preference Units. During the year ended December 31, 2003, the Fund's real estate operations continued to be impacted by weak multifamily market fundamentals. Rental income from real estate operations decreased to $65.6 million for the year ended December 31, 2003 from $67.5 million for the year ended December 31, 2002, a decline of $1.9 million or 3%. This decrease in rental income resulted primarily from increased rent concessions and/or reduced apartment rental rates and lower occupancy levels at properties owned by the Fund's Real Estate Joint Ventures, a trend that continued from 2002. For the period from the Fund's inception, March 14, 2001, to December 31, 2001, rental income was $41.9 million, reflecting only a partial year of operations versus the year ended December 31, 2002.

Property operating expenses increased to $28.0 million for the year ended December 31, 2003 from $26.8 million for the year ended December 31, 2002, an increase of $1.2 million or 4%. The increase was principally due to a 4% increase in property tax and insurance expenses, and a 6% increase in property and maintenance expenses during 2003. Operating expenses for 2002 increased 73% from $15.5 million for the period from March 14, 2001 to December 31, 2001, reflecting a full year of operations. Property operating expenses are before certain operating expenses of Belport Realty of approximately $3.8 million for the year ended December 31, 2003, approximately $3.5 million for the year ended December 31, 2002 and approximately $2.2 million for the period from March 14, 2001 to December 31, 2001. Multifamily market fundamentals began to deteriorate in most regions in late 2001 with falling occupancy levels and rising rent concessions. This trend continued through 2002. While the U.S. economy showed signs of strength during the year ended December 31, 2003, significant employment growth has not occurred in most markets and low interest rates have contributed to continued apartment move-outs (due to new home purchases) and ongoing development of new multifamily properties. As a result, Boston Management, Belport Realty's manager, expects that real estate operating results in 2004 will be modestly below the levels of 2003.

In May 2003, Belport Realty sold its investment in Bel Oakbrook LLC (that was acquired in March 2003) to another investment fund advised by Boston Management and recognized a gain of $0.3 million on the transaction. At December 31, 2003, the estimated fair value of the real properties held through Belport Realty was $484.7 million compared to $494.0 million at December 31, 2002, a decrease of $9.3 million or 2%. The estimated fair value of Belport Realty's real property held through Real Estate Joint Ventures decreased 5% from $518.6 million at December 31, 2001. The decreases in estimated real property value in 2002 and 2003 were due to declines in near-term earnings expectations. The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes Belport Realty's interests in Real Estate Joint Ventures) of approximately $6.6 million during the year ended December 31, 2003 compared to approximately $19.2 million in unrealized depreciation for the year ended December 31, 2002 and unrealized depreciation of approximately $1.7 million for the period from March 14, 2001 to December 31, 2001. Despite weak market conditions, declines in asset values for multifamily properties in recent years have generally been modest as lower capitalization rates have partially offset lower income level expectations. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or estimated income levels to determine the value of a real estate investment.

During the year ended December 31, 2003, Belport Realty sold certain of its Partnership Preference Units to another investment fund advised by Boston Management, recognizing gains of $4.7 million on the transactions. In November 2003, Belport Realty acquired an interest in additional Partnership Preference Units for approximately $18.5 million. Like the periods ended December 31, 2002 and 2001, Belport Realty's investments in Partnership Preference Units continued to benefit from low interest rates and tighter spreads on real estate securities during the year ended December 31, 2003. At December 31, 2003, the estimated fair value of Belport Realty's Partnership Preference Units totaled $93.3 million compared to $96.5 million at December 31, 2002, a decrease of $3.2 million or 3%. The decrease was due to fewer Partnership Preference Units being held at December 31, 2003, offset in part by increases in the per unit value of the Partnership Preference Units held by Belport Realty and by the purchase of Partnership Preference Units in November 2003. The estimated fair value of the Fund's Partnership Preference Units at December 31, 2002 increased by 4% from $92.5 million at December 31, 2001. Belport Realty saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $1.9 million during the year ended December 31, 2003 compared to unrealized appreciation of approximately $4.0 million for the year ended December 31, 2002 and unrealized appreciation of approximately $0.1 million for the period from March 14, 2001 to December 31, 2001.

Distributions received from Partnership Preference Units for the year ended December 31, 2003 totaled $8.2 million compared to $8.8 million for the year ended December 31, 2002, a decrease of $0.6 million or 7%. The decrease was due to fewer Partnership Preference Units being held during the year ended December 31, 2003. Distributions received during 2002 increased significantly from the $2.1 million received during the period from March 14, 2001 to December 31, 2001 due to the Partnership Preference Units being held for a full year in 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the year ended December 31, 2003, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $5.5 million, compared to approximately $32.0 million of net realized and unrealized losses for the year ended December 31, 2002. For the period from March 14, 2001 to December 31, 2001, net realized and unrealized losses totaled approximately $4.4 million. Net realized and unrealized losses on swap agreements in 2003 consisted of $2.8 million of net realized and unrealized gains due to changes in swap agreement valuations, offset by $8.3 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund's consolidated statement of operations). In 2002, the Fund had net realized and unrealized losses of $24.0 million due to swap agreement valuation changes and $8.0 million of swap agreement periodic payments. In 2001, the Fund had net realized and unrealized losses of $2.3 million due to swap agreement valuation changes and $2.1 million of swap agreement periodic payments. The positive contribution to 2003 Fund performance from changes in swap agreement valuations was attributable to a rise in swap rates during the year and swap agreements entered into by the Fund approaching their optional termination dates. The impact on 2002 and 2001 Fund performance from changes in swap valuations was due primarily to a decline in swap rates during the period.

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

(d) THE FUND'S CONTRACTUAL OBLIGATIONS.
---------------------------------------

The following table sets forth the amounts of payments due under the specified contractual obligations outstanding on December 31, 2003:

                                                                 Payments due:
-----------------------------------------------------------------------------------------------------------
                                                     Less than 1                              More than 5
Type of Obligation                        Total         Year       1-3 Years     3-5 Years       Years
-----------------------------------------------------------------------------------------------------------
Long Term Debt:
 Mortgage Debt(1)                     $361,107,500   $       --   $        --   $        --   $361,107,500
 Borrowings under Credit Facility(2)  $230,500,000   $       --   $        --   $        --   $230,500,000
Purchase Obligations(3)
Other Long Term Liabilities:
 Interest Rate Swap Agreements(4)     $ 50,516,130   $7,793,063   $15,586,126   $15,586,126   $ 11,550,815
-----------------------------------------------------------------------------------------------------------
Total                                 $642,123,630   $7,793,063   $15,586,126   $15,586,126   $603,158,315
-----------------------------------------------------------------------------------------------------------

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                    for the Twelve Months Ended December 31,*

                                                                                                            Estimated
                                                                                                               Fair Value at
                                         2004       2005-2007        2008       Thereafter       Total       December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
------------------------------------
Long-term debt:
------------------------------------
Fixed-rate mortgages                                                           $361,107,500   $361,107,500     $394,000,000


Average interest rate                                                                  6.78%          6.78%
------------------------------------
Variable-rate Credit Facility                                                  $230,500,000   $230,500,000     $230,500,000
Average interest rate                                                                  1.32%          1.32%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial
instruments:
------------------------------------
Pay fixed/receive variable
interest rate
swap agreements                                                                $190,887,000   $190,887,000     $  1,763,670
Average pay rate                                                                       4.08%          4.08%
Average receive rate                                                                   1.32%          1.32%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
------------------------------------
Fixed-rate Partnership Preference
Units:
------------------------------------
Essex Portfolio, L.P., 7.875%
Series B Cumulative Redeemable
Preferred Units, Callable 2/6/03,
Current Yield: 8.17%(1)               $17,908,335                                             $ 17,908,335     $ 21,681,990

PSA Institutional Partners, L.P.,
9.50% Series N Cumulative
Redeemable Perpetual Preferred
Units, Callable 3/17/05, Current
Yield: 9.13%                                       $34,905,000                                $ 34,905,000     $ 33,800,000

Prentiss Properties Acquisition
Partners, L.P., 8.30% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable
6/25/03, Current Yield: 8.45%         $16,087,188                                             $ 16,087,188     $ 19,160,700

Vornado Realty, L.P., 7% Series
D-10 Cumulative Redeemable
Preferred Units, Callable
11/17/08, Current Yield: 6.95%(2)                                $18,432,891                  $ 18,432,891     $ 18,634,421

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

Net Leased Properties are generally illiquid, and the ongoing value of an investment in Net Leased Properties will be substantially uncertain. Net Leased Properties are stated at estimated fair values based on annual appraisals. These appraisals are conducted by independent, licensed appraisers in a manner similar to the appraisals of properties owned by the Real Estate Joint Ventures (described above). Because the value of Net Leased Properties will reflect in part the creditworthiness of their principal tenants, any reduction in the credit standing of a major tenant could have an adverse effect on the appraised value of a property and the value realized upon the disposition of such property. Tenants may hold rights to renew or extend expiring leases, and exercise of such rights would extend Belport Realty's risk exposure to a particular tenant beyond the initial lease term. Tenants may also hold options to purchase Net Leased Properties, including options to purchase at below market levels. The value received upon the disposition of Net Leased Properties will depend on real estate market conditions, lease and mortgage terms, tenant credit quality, tenant purchase options, lender approvals and other factors affecting valuation as may then apply. Because sales of Net Leased Properties are not expected to occur for many years, market conditions and other valuation factors at the time of sale cannot be predicted. Since valuations of Net Leased
Properties assume an orderly disposition of assets, amounts realized in a distressed sale may differ substantially from stated values. Mortgage debt associated with Net Leased Properties normally cannot be refinanced prior to maturity without substantial penalties. The terms of outstanding leases and mortgage debt obligations and restrictions on refinancing such debt will limit Belport Realty's ability to dispose of Net Leased Properties.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

The Fund's consolidated financial statements for the year ended December 31, 2003, together with the auditors' report thereon, appearing on pages 33 through 68 hereof, are incorporated herein by reference. The Portfolio's audited financial statements for the year ended December 31, 2003 accompany the Fund's consolidated financial statements and are also incorporated herein by reference. The following is a summary of unaudited quarterly results of operations of the Fund for the years ended December 31, 2003 and 2002.

                                                                                        2003
                                                           -------------------------------------------------------------
                                                               First           Second          Third         Fourth
                                                              Quarter          Quarter        Quarter        Quarter
                                                           -------------------------------------------------------------
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

                                                                                        2002
                                                           -------------------------------------------------------------
                                                               First           Second          Third         Fourth
                                                              Quarter          Quarter        Quarter        Quarter
                                                           -------------------------------------------------------------
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

(3) Net investment income is presented without reduction for interest expense on interest rate swap agreements. Such amounts were previously presented as a reduction to net investment income. For the quarters ended March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002 interest expense on swap agreements in the amount of $2,036,074, $1,821,933, $2,039,806 and $2,068,804, respectively, is presented as a realized loss (see Note 2 to the Fund's consolidated financial statements incorporated herein by reference).

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

(b) COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.
-------------------------------------------------------------------------

Section 16(a) of the 1934 Act requires the Fund's officers and directors and persons who own more than ten percent of the Fund's Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund's Shares with the Securities and Exchange Commission (the SEC). Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with
Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. To the best of the Fund's knowledge, based solely on a review of the copies of such reports furnished to the Fund, during the year ended December 31, 2003 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year, except that each of James B. Hawkes, Alan R. Dynner and William
M. Steul, in their capacities as Directors and/or executive officers of Eaton Vance, Inc., failed to file one Form 3. The Form 3s filed for Messrs. Dynner and Steul reported no transactions in Fund Shares and the Form 3 filed for Mr. Hawkes reported a purchase of 103,077.69 Shares.

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

                                                      Year ended     Year ended
                                                     December 31,   December 31,
                                                         2003           2002
--------------------------------------------------------------------------------
Fund Advisory and Administrative Fees*               $1,011,068     $1,032,117
--------------------------------------------------------------------------------
Belport Realty Management Fees*                      $3,028,427     $2,965,540
--------------------------------------------------------------------------------
Fund's Allocable Portion of the Portfolio's
 Advisory Fees**                                     $6,277,917     $6,746,346
--------------------------------------------------------------------------------
Fund Servicing Fees                                  $1,322,277     $1,463,390
--------------------------------------------------------------------------------
Fund's Allocable Portion of Belvedere Company's
 Servicing Fees                                      $2,152,277     $2,319,921
--------------------------------------------------------------------------------
Fund Distribution Fees*                              $1,390,860     $1,512,281
--------------------------------------------------------------------------------
Redemption Fees paid by Redeeming Shareholders       $  449,806     $  183,987
--------------------------------------------------------------------------------
Aggregate Compensation Paid by the Fund to Eaton
Vance and its Affiliates                             $5,430,355     $5,509,938
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

THE PORTFOLIO'S INVESTMENT ADVISORY FEE. Under the terms of the Portfolio's investment advisory agreement with Boston Management, Boston Management receives a monthly advisory fee as follows:


                                                      Annual Fee Rate
           Average Daily Net Assets for the Month    (for each level)
          -----------------------------------------------------------
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


Year ended December 31,                                   2003          2002
--------------------------------------------------------------------------------
Audit fees                                              $ 24,781      $ 22,300
Audit related fees(1)                                     35,040        25,755
Tax fees(2)                                               84,874       198,320
All other fees(3)                                         12,200         4,200
                                                     ---------------------------
Total                                                  $ 156,895      $250,575
                                                     ---------------------------

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


                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
-----------------------------------------------------------------

(a) The following is a list of all financial statements filed as a part of this report:

     (i)  Consolidated Portfolios of Investments as of December 31, 2003

          Consolidated Portfolios of Investments as of December 31, 2002

          Consolidated Statements of Assets and Liabilities as of December 31, 2003 and December 31, 2002

          Consolidated Statements of Operations for the years ended December 31, 2003, December 31, 2002 and for the period from the start of business, March 14, 2001 to December 31, 2001

          Consolidated Statements of Changes in Net Assets for the years ended December 31, 2003, December 31, 2002 and for the period from the start of business, March 14, 2001 to December 31, 2001

          Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2002 and for the period from the start of business, March 14, 2001 to December 31, 2001

          Financial Highlights for the years ended December 31, 2003, December 31, 2002 and for the period from the start of business, March 14, 2001 to December 31, 2001

          Notes to Consolidated Financial Statements

          Independent Auditors' Report dated March 5, 2004

     (ii) Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2003

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

          Independent Auditors' Report dated February 20, 2004

(b)       Reports on Form 8-K:

               None.

(c) A list of the exhibits filed as a part of this Form 10-K is included in the Exhibit Index appearing on page 70 hereof.

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

BELPORT CAPITAL FUND LLC

CONSOLIDATED PORTFOLIOS OF INVESTMENTS
AS OF DECEMBER 31, 2003

INVESTMENT IN BELVEDERE CAPITAL FUND COMPANY LLC -- 73.4%

SECURITY                                                       SHARES           VALUE
------------------------------------------------------------------------------------------------
Investment in Belvedere Capital Fund
Company LLC (Belvedere Capital)                                    10,292,977   $  1,611,769,203
------------------------------------------------------------------------------------------------

TOTAL INVESTMENT IN BELVEDERE CAPITAL
   (IDENTIFIED COST, $1,680,824,754)                                            $  1,611,769,203
------------------------------------------------------------------------------------------------

PARTNERSHIP PREFERENCE UNITS -- 4.3%

SECURITY                                                       UNITS            VALUE
------------------------------------------------------------------------------------------------
Bel Holdings, LLC+(1)(2)                                              184,327   $     18,634,421

Essex Portfolio, L.P. (California Limited
Partnership affiliate of Essex Property Trust,
Inc.), 7.875% Series B Cumulative
Redeemable Preferred Units, Callable
from 2/6/03+(2)(3)                                                    450,000         21,681,990

PSA Institutional Partners, L.P. (California
Limited Partnership affiliate of Public Storage,
Inc.), 9.50% Series N Cumulative Redeemable
Perpetual Preferred Units, Callable
from 3/17/05+(2)                                                    1,300,000         33,800,000

Prentiss Properties Acquisition Partners, L.P.
(Delaware Limited Partnership affiliate of
Prentiss Properties Trust), 8.30% Series B
Cumulative Redeemable Perpetual Preferred Units,
Callable from 6/25/03+(2)                                             390,000         19,160,700
------------------------------------------------------------------------------------------------

TOTAL PARTNERSHIP PREFERENCE UNITS
   (IDENTIFIED COST, $87,333,414)                                               $     93,277,111
------------------------------------------------------------------------------------------------

OTHER REAL ESTATE INVESTMENTS -- 22.1%

DESCRIPTION                                                                     VALUE
------------------------------------------------------------------------------------------------
Rental property(2)(4)                                                           $    484,704,890
------------------------------------------------------------------------------------------------

TOTAL OTHER REAL ESTATE INVESTMENTS
   (IDENTIFIED COST, $530,790,333)                                              $    484,704,890
------------------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS -- 0.2%

                                                               PRINCIPAL
                                                               AMOUNT
                                                               (000'S
SECURITY                                                       OMITTED)         VALUE
------------------------------------------------------------------------------------------------
Investors Bank & Trust Company-
Time Deposit 1.01%, 1/2/04                                     $        4,821   $      4,821,135
------------------------------------------------------------------------------------------------

TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $4,821,135)                                              $      4,821,135
------------------------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 100.0%
   (IDENTIFIED COST, $2,303,769,636)                                            $  2,194,572,339
------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC

CONSOLIDATED PORTFOLIOS OF INVESTMENTS CONT'D
AS OF DECEMBER 31, 2002

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
--------------------------------------------------------------------------

PARTNERSHIP PREFERENCE UNITS -- 5.1%


SECURITY                                 UNITS              VALUE
--------------------------------------------------------------------------

Essex Portfolio, L.P. (California
Limited Partnership affiliate of Essex
Property Trust, Inc.), 7.875% Series B
Cumulative Redeemable Preferred Units,
Callable from 2/6/03+(2)                         875,000    $   37,556,925

PSA Institutional Partners, L.P.
(California Limited Partnership
affiliate of Public Storage, Inc.),
9.50% Series N Cumulative Redeemable
Perpetual Preferred Units, Callable
from 3/17/05+(2)                               1,300,000        35,366,500

Prentiss Properties Acquisition
Partners, L.P. (Delaware Limited
Partnership affiliate of Prentiss
Properties Trust), 8.30% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable from
6/25/03+(2)                                      550,000        23,579,600
--------------------------------------------------------------------------

TOTAL PARTNERSHIP PREFERENCE UNITS
   (IDENTIFIED COST, $92,413,822)                           $   96,503,025
--------------------------------------------------------------------------

OTHER REAL ESTATE INVESTMENTS -- 25.8%


DESCRIPTION                                                VALUE
--------------------------------------------------------------------------

Rental Property(2)(4)                                       $  493,950,506
--------------------------------------------------------------------------

TOTAL OTHER REAL ESTATE INVESTMENTS
   (IDENTIFIED COST, $526,010,503)                          $  493,950,506
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
--------------------------------------------------------------------------

+ Security exempt from registration under the Securities Act of 1933. At December 31, 2003 and 2002, the value of these securities totaled $93,277,111 and $96,503,025, or 5.9% and 7.3% of net assets, respectively.




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

                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Assets                                                                       DECEMBER 31, 2003   DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------
Investments, at value (identified cost, $2,303,769,636 and $2,295,866,160,
  respectively)                                                              $   2,194,572,339   $   1,913,202,720
Cash                                                                                 6,522,994           7,452,296
Escrow deposits -- restricted                                                        2,764,808           2,272,211
Receivable for investments sold                                                           --            50,221,589
Open interest rate swap agreements, at value                                         1,763,670                --
Distributions and interest receivable                                                  404,628             570,704
Other assets                                                                         2,358,005           2,680,422
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $   2,208,386,444   $   1,976,399,942
------------------------------------------------------------------------------------------------------------------

Liabilities
------------------------------------------------------------------------------------------------------------------
Loan payable - Credit Facility                                               $     230,500,000   $     226,000,000
Mortgages payable                                                                  361,107,500         361,107,500
Open interest rate swap agreements, at value                                              --            26,385,515
Distributions payable to minority shareholders                                          16,800                --
Special Distributions payable                                                               17                --
Security deposits                                                                      863,503             798,511
Swap interest payable                                                                  118,147             189,454
Accrued expenses:
  Interest expense                                                                   2,141,722           2,484,938
  Property taxes                                                                     2,212,615           2,051,403
  Other expenses and liabilities                                                     2,224,975           2,799,285
Minority interests in controlled subsidiaries                                       24,347,753          29,941,272
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                            $     623,533,032   $     651,757,878
------------------------------------------------------------------------------------------------------------------
NET ASSETS                                                                   $   1,584,853,412   $   1,324,642,064
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' CAPITAL                                                        $   1,584,853,412   $   1,324,642,064
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
FUND SHARES OUTSTANDING                                                             16,697,292          17,258,094
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
NET ASSET VALUE AND REDEMPTION PRICE PER SHARE (NOTE 4)                      $           94.92   $           76.75
------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE PERIOD ENDED
Investment Income                                                   DECEMBER 31, 2003    DECEMBER 31, 2002    DECEMBER 31, 2001*
----------------------------------------------------------------------------------------------------------------------------------
Dividends allocated from Belvedere Capital
  (net of foreign taxes, $248,032, $190,889 and $47,213,
  respectively)                                                     $       21,301,557   $       19,519,140   $        8,345,141
Interest allocated from Belvedere Capital                                      337,201              565,728              541,100
Expenses allocated from Belvedere Capital                                   (8,705,495)          (9,368,372)          (4,851,729)
----------------------------------------------------------------------------------------------------------------------------------
Net investment income allocated from Belvedere Capital              $       12,933,263   $       10,716,496   $        4,034,512
Rental income                                                               65,576,738           67,475,332           41,868,817
Distributions from Partnership Preference Units                              8,230,953            8,815,313            2,114,375
Interest                                                                       182,017              151,237              253,484
----------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                             $       86,922,971   $       87,158,378   $       48,271,188
----------------------------------------------------------------------------------------------------------------------------------

Expenses
----------------------------------------------------------------------------------------------------------------------------------
Investment advisory and administrative fees                         $        5,430,355   $        5,509,938   $        2,863,812
Property management fees                                                     2,613,099            2,712,324            1,684,578
Distribution and servicing fees                                              2,713,137            2,975,671            1,566,802
Interest expense on mortgages                                               25,392,737           24,926,829           15,287,500
Interest expense on Credit Facility                                          3,557,425            5,165,792            3,792,603
Property and maintenance expenses                                           17,374,486           16,390,005            9,403,144
Property taxes and insurance                                                 8,038,500            7,736,844            4,456,562
Miscellaneous                                                                1,102,266              917,714            1,784,585
----------------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                      $       66,222,005   $       66,335,117   $       40,839,586
----------------------------------------------------------------------------------------------------------------------------------
Deduct--
  Reduction of investment advisory and administrative fees          $        1,390,860   $        1,512,281   $          799,935
----------------------------------------------------------------------------------------------------------------------------------
NET EXPENSES                                                        $       64,831,145   $       64,822,836   $       40,039,651
----------------------------------------------------------------------------------------------------------------------------------
Net investment income before minority interests in net income of
  controlled subsidiaries                                           $       22,091,826   $       22,335,542   $        8,231,537
Minority interests in net income of controlled subsidiaries                 (2,442,982)          (3,427,044)          (2,599,894)
----------------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                               $       19,648,844   $       18,908,498   $        5,631,643
----------------------------------------------------------------------------------------------------------------------------------

Realized and Unrealized Gain (Loss)
----------------------------------------------------------------------------------------------------------------------------------
Net realized gain (loss) --
  Investment transactions from Belvedere Capital
    (identified cost basis)                                         $       18,686,724   $       (9,996,126)  $         (807,510)
  Investment transactions  (identified cost basis)                             (22,088)             (59,596)                --
  Investment transactions in other real estate                                 323,384                 --                438,595
  Investment transactions in Partnership Preference
    Units (identified cost basis)                                            4,667,180                 --                   --
  Interest rate swap agreements                                            (33,677,750)          (7,966,617)          (2,055,335)
----------------------------------------------------------------------------------------------------------------------------------
NET REALIZED LOSS                                                   $      (10,022,550)  $      (18,022,339)  $       (2,424,250)
----------------------------------------------------------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
  Investment in Belvedere Capital (identified cost basis)           $      285,637,095   $     (340,666,941)  $      (14,025,705)
  Investments in Partnership Preference Units (identified
    cost basis)                                                              1,854,494            4,002,025               87,178
  Investment in other real estate (net of minority interests in unrealized loss of controlled subsidiaries of ($(7,471,486),
    $(9,074,327) and $(2,083,851), respectively)                            (6,553,960)         (19,185,193)          (1,716,626)
  Interest rate swap agreements                                             28,149,185          (24,041,507)          (2,344,008)
----------------------------------------------------------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)                $      309,086,814   $     (379,891,616)  $      (17,999,161)
----------------------------------------------------------------------------------------------------------------------------------
NET REALIZED AND UNREALIZED GAIN (LOSS)                             $      299,064,264   $     (397,913,955)  $      (20,423,411)
----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS               $      318,713,108   $     (379,005,457)  $      (14,791,768)
----------------------------------------------------------------------------------------------------------------------------------

* For the period from the start of business, March 14, 2001, to December 31, 2001.

                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS



Increase (Decrease)                                   YEAR ENDED           YEAR ENDED           PERIOD ENDED
  in Net Assets                                       DECEMBER 31, 2003    DECEMBER 31, 2002    DECEMBER 31, 2001*
-------------------------------------------------------------------------------------------------------------------
Net investment income                                 $      19,648,844    $      18,908,498    $        5,631,643
Net realized loss from investment transactions              (10,022,550)         (18,022,339)           (2,424,250)
Net change in unrealized appreciation
  (depreciation) of investments                             309,086,814         (379,891,616)          (17,999,161)
-------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS
  FROM OPERATIONS                                     $     318,713,108    $    (379,005,457)   $      (14,791,768)
-------------------------------------------------------------------------------------------------------------------
Transactions in Fund Shares --
  Investment securities contributed                   $            --      $            --      $    1,778,032,763
  Less - Selling commissions                                       --                   --              (7,971,497)
-------------------------------------------------------------------------------------------------------------------
  Net contributions                                   $            --      $            --      $    1,770,061,266
  Net asset value of Fund Shares issued to
    Shareholders in payment of distributions declared         6,479,733                 --                    --
  Net asset value of Fund Shares redeemed                   (52,613,896)         (45,510,343)           (5,842,111)
-------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN NET ASSETS FROM FUND
  SHARE TRANSACTIONS                                  $     (46,134,163)   $     (45,510,343)   $    1,764,219,155
-------------------------------------------------------------------------------------------------------------------
Distributions --
  Distributions to Shareholders                       $     (12,367,580)   $            --      $             --
  Special Distributions to Shareholders                             (17)                --                (269,523)
-------------------------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                   $     (12,367,597)   $            --      $         (269,523)
-------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN NET ASSETS                 $     260,211,348    $    (424,515,800)   $    1,749,157,864
-------------------------------------------------------------------------------------------------------------------

NET ASSETS
-------------------------------------------------------------------------------------------------------------------
AT BEGINNING OF YEAR                                  $   1,324,642,064    $   1,749,157,864    $             --
-------------------------------------------------------------------------------------------------------------------
AT END OF YEAR                                        $   1,584,853,412    $   1,324,642,064    $    1,749,157,864
-------------------------------------------------------------------------------------------------------------------

* For the period from the start of business, March 14, 2001, to December 31, 2001.

                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED          YEAR ENDED          PERIOD ENDED
Increase (Decrease) in Cash                                            DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001*
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                  $     318,713,108   $    (379,005,457)  $      (14,791,768)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from (for) operating activities -
  Net investment income allocated from Belvedere Capital                     (12,933,263)        (10,716,496)          (4,034,512)
  (Increase) decrease in escrow deposits                                        (492,597)           (190,361)           3,717,624
  Decrease in receivable for investments sold                                 50,221,589                --                   --
  Decrease (increase) in other assets                                            322,417             693,673              (47,396)
  Decrease (increase) in distributions and interest receivable                   166,076                 (79)            (570,625)
  Increase in minority interest                                                     --                  --                646,000
  (Decrease) increase in interest payable for open swap agreements               (71,307)             19,344              170,110
  (Decrease) increase in security deposits, accrued interest
    and accrued other expenses and liabilities                                  (852,534)           (482,227)           2,338,920
  Increase (decrease) in accrued property taxes                                  161,212             352,581             (308,857)
  Purchases of Partnership Preference Units                                  (18,533,268)               --           (101,800,438)
  Proceeds from sales of Partnership Preference Units                         28,280,856                --              9,386,616
  Payments for investment in other real estate                                (5,026,960)               --           (167,665,973)
  Cash assumed in connection with acquisition of other real estate                  --                  --              3,398,477
  Proceeds from sale of investment in other real estate                        5,356,755                --             43,415,885
  Proceeds from sale of common stock                                          20,248,362                --                   --
  Improvements to rental property                                             (4,779,830)         (3,592,900)          (2,685,717)
  Net (increase) decrease in investment in Belvedere Capital                 (41,000,000)         10,432,410            1,589,562
  Payment for termination of interest rate swap agreements                   (25,390,804)               --                   --
  Net interest incurred on interest rate swap agreements                      (8,286,946)         (7,966,617)          (2,055,335)
  (Increase) decrease in short-term investments                               (4,198,157)          1,082,937           (1,705,915)
  Minority interests in net income of controlled subsidiaries                  2,442,982           3,427,044            2,599,894
  Net realized loss from investment transactions                              10,022,550          18,022,339            2,424,250
  Net change in unrealized (appreciation) depreciation of investments       (309,086,814)        379,891,616           17,999,161
----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM (FOR) OPERATING ACTIVITIES                         $       5,283,427   $      11,967,807   $     (207,980,037)
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From (For) Financing Activities -
  Proceeds from (repayments of) Credit Facility                        $       4,500,000   $      (5,000,000)  $      231,000,000
  Payments on behalf of investors (selling commissions)                             --                  --             (7,971,497)
  Repayments of mortgage                                                          (6,411)               --                (49,154)
  Payments for Fund Shares redeemed                                           (4,270,256)         (5,674,423)          (2,819,910)
  Payment of Special Distributions                                                  --                  --               (269,523)
  Distributions paid to Shareholders                                          (5,887,847)               --                   --
  Distributions paid to minority shareholders                                   (548,215)         (3,843,043)          (1,907,924)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS (FOR) FROM FINANCING ACTIVITIES                         $      (6,212,729)  $     (14,517,466)  $      217,981,992
----------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                        $        (929,302)  $      (2,549,659)  $       10,001,955
----------------------------------------------------------------------------------------------------------------------------------

CASH AT BEGINNING OF YEAR                                              $       7,452,296   $      10,001,955   $             --
----------------------------------------------------------------------------------------------------------------------------------

CASH AT END OF YEAR                                                    $       6,522,994   $       7,452,296   $       10,001,955
----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE AND NON-CASH
INVESTING AND FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------------------
Interest paid on loan - Credit Facility                                $       3,323,625   $       4,262,611   $        2,912,221
Interest paid on mortgages                                             $      25,123,105   $      24,694,546   $       13,050,291
Interest paid on swap agreements                                       $       8,358,253   $       7,947,273   $        1,885,225
Market value of securities distributed in payment of redemptions       $      48,343,640   $      39,835,920   $        3,022,201
Market value of common stock received from Belvedere Capital           $      20,270,450   $      50,281,185   $             --
Market value of real property and other assets, net of current liabilities, assumed in conjunction with acquisition of other
  real estate                                                          $      64,628,785   $            --     $      700,085,999
Mortgage assumed in conjunction with acquisition of other real estate  $      59,601,825   $            --     $      482,450,475
Market value of real property and other assets, net of current liabilities, disposed of in conjunction with sale of other
  real estate                                                          $      64,713,609   $            --     $      177,934,298
Mortgage disposed of in conjunction with sale of other real estate     $      59,595,414   $            --     $      121,293,821
----------------------------------------------------------------------------------------------------------------------------------

* For the period from the start of business, March 14, 2001, to December 31, 2001.

                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

FINANCIAL HIGHLIGHTS

                                                              YEAR ENDED            YEAR ENDED            PERIOD ENDED
                                                              DECEMBER 31, 2003     DECEMBER 31, 2002     DECEMBER 31, 2001*
----------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of year                           $          76.750     $          98.370     $         100.000
----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                     $           1.157     $           1.080     $           0.538
Net realized and unrealized gain (loss)                                  17.733               (22.700)               (2.142)
----------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME (LOSS) FROM OPERATIONS                           $          18.890     $         (21.620)    $          (1.604)
----------------------------------------------------------------------------------------------------------------------------

DISTRIBUTIONS
----------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                 $          (0.720)    $            --       $            --
Special Distributions to Shareholders                                    (0.000)(9)              --                  (0.026)
----------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                           $          (0.720)    $            --       $          (0.026)
----------------------------------------------------------------------------------------------------------------------------

NET ASSET VALUE - END OF YEAR                                 $          94.920     $          76.750     $          98.370
----------------------------------------------------------------------------------------------------------------------------

TOTAL RETURN (1)                                                          24.81%               (21.98)%               (1.63)%
----------------------------------------------------------------------------------------------------------------------------

RATIOS
----------------------------------------------------------------------------------------------------------------------------
RATIOS AS A PERCENTAGE OF AVERAGE NET ASSETS (5):
Expenses of Consolidated Real Property Subsidiaries
  Interest and other borrowing costs (7)                                   1.49%                 1.30%                 1.45%(10)
  Operating expenses (7)                                                   1.64%                 1.40%                 1.49%(10)
Belport Capital Fund LLC Expenses
  Interest and other borrowing costs (4)(8)                                0.26%                 0.34%                 0.47%(10)
  Investment advisory and administrative fees,
    servicing fees and other Fund operating expenses (3)(4)                1.18%                 1.13%                 1.23%(10)
                                                              --------------------------------------------------------------
Total expenses                                                             4.57%                 4.17%                 4.64%(10)

Net investment income                                                      1.41%                 1.25%                 0.69%(10)
----------------------------------------------------------------------------------------------------------------------------
RATIOS AS A PERCENTAGE OF AVERAGE GROSS ASSETS (2)(5):
Expenses of Consolidated Real Property Subsidiaries
  Interest and other borrowing costs (7)                                   1.06%                 0.96%                 1.10%(10)
  Operating expenses (7)                                                   1.17%                 1.04%                 1.13%(10)
Belport Capital Fund LLC Expenses
  Interest and other borrowing costs (4)(8)                                0.18%                 0.25%                 0.35%(10)
  Investment advisory and administrative fees,
    servicing fees and other Fund operating expenses (3)(4)                0.84%                 0.84%                 0.94%(10)
                                                              --------------------------------------------------------------
Total expenses                                                             3.25%                 3.09%                 3.52%(10)

Net investment income                                                      1.01%                 0.93%                 0.53%(10)
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA
----------------------------------------------------------------------------------------------------------------------------
Net assets, end of year (000's omitted)                       $       1,584,853     $       1,324,642     $       1,749,158
Portfolio turnover of Tax-Managed Growth Portfolio
  (the Portfolio)                                                            15%                   23%                   18%
----------------------------------------------------------------------------------------------------------------------------

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

(9) Special distributions amount to less than $0.001 per share for the year ended December 31, 2003.

(10) Annualized.

* For the period from the start of business, March 14, 2001, to December 31, 2001.


                 See notes to consolidated financial statements

BELPORT CAPITAL FUND LLC

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

     Belport Realty -- Belport Capital owns 100% of the common stock issued by Belport Realty and intends to hold all of Belport Realty's common stock at all times. Additionally, 2,100 shares of preferred stock of Belport Realty are outstanding at December 31, 2003 and 2002. The preferred stock has a par value of $0.01 per share and is redeemable by Belport Realty at a redemption price of $100 per share after the occurrence of certain tax events or after December 31, 2005. Dividends on the preferred stock are cumulative and payable annually equal to $8 per share. The interest in preferred stock is recorded as minority interest on the Consolidated Statements of Assets and Liabilities.

     Bel Multifamily -- Bel Multifamily, a majority-owned subsidiary of Belport Realty since March 2001, owns eleven multi-family residential properties consisting of 3,011 units (collectively, the Bel Multifamily Properties) located in seven states (Washington, Missouri, North Carolina, Arizona, Florida, Georgia and Texas). The average occupancy rate was approximately 91% at December 31, 2003. Belport Realty owns 100% of the Class A units of Bel Multifamily, representing 75% of the voting interests in Bel
     Multifamily, and a minority shareholder (the Bel Multifamily Minority Shareholder) owns 100% of the Class B units, representing 25% of the voting interests in Bel Multifamily. The Class B equity interest is recorded as minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belport Realty has priority in distributions and has greater voting rights than the holders of the Class B units. Pursuant to a buy/sell agreement entered into at the time Bel Multifamily was established, either Belport Realty or the Bel Multifamily Minority Shareholder can give notice after February 22, 2010 either to buy the other's equity interest in Bel Multifamily or to sell its own equity interest in Bel Multifamily.

     Monadnock -- Monadnock, a majority-owned subsidiary of Belport Realty since October 2001, owns twelve multi-family residential properties consisting of 4,614 units (collectively, the Monadnock Properties) located in eight states (Texas, Arizona, Georgia, North Carolina, Oregon, Utah, Tennessee and Florida). The average occupancy rate was approximately 96% at December 31, 2003. Belport Realty owns 100% of the Class A units of Monadnock and a minority shareholder (the Monadnock Minority Shareholder) owns 100% of the Class B units. The units of Monadnock entitled to board of managers' representation are currently owned 75% by Belport Realty and 25% by the Monadnock Minority Shareholder. The Class B equity interest is recorded as minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belport Realty has priority in distributions and has greater voting rights than the holder of the Class B units. Pursuant to a buy/sell agreement entered into at the time Monadnock was established, either Belport Realty or the Monadnock Minority Shareholder can give notice after September 13, 2010 either to buy the other's equity interest in Monadnock or to sell its own equity interest in Monadnock.

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

     Casco -- Casco Property Trust, LLC (Casco), which was a majority-owned subsidiary of Belport Realty during the period from May 2001 to October 2001, owns eight multi-family residential properties consisting of 2,428 units (collectively, the Casco Properties) located in five states (North Carolina, Tennessee, Florida, Georgia and Texas). Belport owned 100% of the Class A units of Casco and a minority shareholder (the Casco Minority Shareholder) owned 100% of the Class B units. The units of Casco entitled to board of managers' representation were owned 75% by Belport Realty and 25% by the Casco Minority Shareholder. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belport had priority in distributions and had greater voting rights than the holders of the Class B units. Belport Realty did not own an interest in Casco at December 31, 2001 or anytime thereafter.

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

     A PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Belport Capital and its majority owned subsidiaries. Belport Capital and Belport Realty consolidate all investments in affiliates in which their ownership exceeds 50 percent. The accompanying consolidated financial statements include the accounts of Belport Capital, Belport Realty, Bel Multifamily, Monadnock, Bel Oakbrook and Casco (for the period during which Belport Realty maintained an interest in Bel Oakbrook and Casco) (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

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

     Changes in the fair value of the Fund's investments are recorded as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

     E INTEREST RATE SWAPS -- Belport Capital has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, Belport Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty that fluctuate with one-month LIBOR. Net interest paid and accrued or received and earned is recorded as realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statements of Operations. Belport Capital is exposed to credit loss in the event of non-performance by the swap counterparty. Risks may arise from the unanticipated movements in the value of interest rates.

     F RENTAL OPERATIONS -- The apartment units held by Bel Multifamily and Monadnock are leased to residents generally for a term of one year renewable upon consent of both parties on a year-to-year or month-to-month basis. The apartment units held by Casco were leased to residents generally for a term of one year or less.

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

     I INCOME TAXES -- Belport Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belport Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of Belport Realty, Bel Multifamily, Monadnock and Casco (for the period Belport Realty owned an interest in Casco) is to comply with the Internal Revenue Code of 1986, amended, applicable to REITs. Belport Realty, Bel Multifamily and Monadnock will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as REITs. Bel Oakbrook is a single member limited liability company treated as a pass-through entity for federal tax purposes for the period that Belport Realty owned an interest in Bel Oakbrook.

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

     L RECLASSIFICATIONS -- Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

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










3    DISTRIBUTIONS TO SHAREHOLDERS

     Belport Capital intends to distribute at the end of each year, or shortly thereafter, the amount of its net investment income for the year, if any, and 18% of the amount of its net realized capital gains for such year (reduced during the year ended December 31, 2003 from 22% to reflect the reduction in federal long-term capital gains tax rates), if any, other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary event with respect to a security contributed by that Shareholder or such Shareholder's predecessor in interest. In addition, whenever a distribution in respect of a precontribution gain is made, Belport Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) will be made solely to the Shareholders to whom such realized precontribution gain is allocated. Special Distributions paid or accrued during the years ended December 31, 2003 and 2002 and for the period from the start of business, March 14, 2001, to December 31, 2001 were $17, $0, and $269,523, respectively.

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

4    SHAREHOLDER TRANSACTIONS

     Belport Capital may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares were as follows:

                                                      YEAR ENDED      YEAR ENDED    PERIOD ENDED
                                                      DECEMBER 31,    DECEMBER 31,  DECEMBER 31,
                                                      2003            2002          2001*
     -------------------------------------------------------------------------------------------
     Issued at Belport Capital closings                   --              --        17,842,860
     Issued to Shareholders electing to receive
        payment of distributions in Fund Shares         83,010            --              --
     Redemptions                                      (643,812)       (524,147)        (60,619)
     -------------------------------------------------------------------------------------------
     NET (DECREASE) INCREASE                          (560,802)       (524,147)     17,782,241
     -------------------------------------------------------------------------------------------

     * For the period from the start of business, March 14, 2001, to December 31, 2001.

     Redemptions of Fund Shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of Fund Shares redeemed.
     The redemption fee is paid to Eaton Vance Distributors, Inc. (EV Distributors) by Belport Capital on behalf of the redeeming Shareholder. No charge is levied on redemptions of Fund Shares acquired through the reinvestment of distributions, Fund Shares redeemed in connection with a tender offer or other extraordinary corporate event or Fund Shares redeemed following the death of all of the initial holders of the Fund Shares redeemed. In addition, no fee applies to redemptions made pursuant to a Systematic Redemption Plan, whereby a Shareholder can redeem up to 2% of Fund Shares held on a quarterly basis. EV Distributors received redemption fees of $449,806, $183,987 and $28,772 for the years ended December 31, 2003 and 2002 and for the period from the start of business, March 14, 2001, to December 31, 2001, respectively.

     In connection with the offering of Fund Shares, EV Distributors, the Placement Agent, received $7,971,497 in selling commissions paid by Belport Capital on behalf of Shareholders for the period from the start of business, March 14, 2001, to December 31, 2001. EV Distributors, in turn, paid this amount to the applicable subagent on behalf of Shareholders investing in Belport Capital through such subagent. In addition, EV Distributors made payments to subagents from its own resources totaling $17,564,770, for the period from the start of business, March 14, 2001, to December 31, 2001, approximately equal to 1.0% of the value of investments in Belport Capital made through subagents.

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

     The allocation of Belport Capital's net asset value per Share of $94.92 and $76.75 as of December 31, 2003 and 2002, respectively, between Preferred and Common Shares that have been restructured is as follows:


                                PER SHARE VALUE AT  PER SHARE VALUE AT
                                DECEMBER 31, 2003   DECEMBER 31, 2002
                                -------------------------------------------
                                PREFERRED  COMMON   PREFERRED   COMMON
     DATE OF CONTRIBUTION       SHARES     SHARES   SHARES      SHARES
     ----------------------------------------------------------------------

     May 23, 2001              $   94.92   $ --     $   76.75   $   --
     July 26, 2001             $   94.71   $ 0.21   $   76.75   $   --
     December 18, 2001         $   91.87   $ 3.05   $   76.75   $   --
     ----------------------------------------------------------------------

5    INVESTMENT TRANSACTIONS

     The following table summarizes the Fund's investment transactions for the years ended December 31, 2003 and 2002:

                                                        YEAR ENDED          YEAR ENDED
     INVESTMENT TRANSACTION                             DECEMBER 31, 2003   DECEMBER 31, 2002
     -----------------------------------------------------------------------------------------
     Increases in investment in Belvedere Capital       $      41,000,000   $      19,122,117
     Decreases in investment in Belvedere Capital (1)   $      48,343,640   $     119,671,632
     Acquisitions of other real estate (2)              $       5,026,960   $            --
     Sale of other real estate (2)                      $       5,356,755   $            --
     Sale of common stock (1)                           $      20,248,362   $      50,221,589
     Purchase of Partnership Preference Units (3)       $      18,533,268   $            --
     Sales of Partnership Preference Units (4)          $      28,280,856   $            --
     ----------------------------------------------------------------------------------------

     (1) Included in decreases in investment in Belvedere Capital for the years ended December 31, 2003 and 2002 is the receipt of common stock through a redemption in-kind of $20,270,450 and $50,281,185, respectively. Belport Capital subsequently sold the common stock during the years ended December 31, 2003 and 2002 recognizing a loss of $22,088 and $59,596, respectively, on the transactions.

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

6    INDIRECT INVESTMENT IN PORTFOLIO

     The following table summarizes the Fund's investment in the Portfolio through Belvedere Capital, for the years ended December 31, 2003 and 2002 and for the period from the start of business, March 14, 2001, to December 31, 2001, including allocations of income, expenses and net realized and unrealized gains (losses) for the year or period then ended:

                                                                        YEAR ENDED          YEAR ENDED           PERIOD ENDED
                                                                        DECEMBER 31, 2003   DECEMBER 31, 2002    DECEMBER 31, 2001*
     -------------------------------------------------------------------------------------------------------------------------------
     Belvedere Capital's interest in the Portfolio (1)                 $  11,100,012,615   $   8,753,268,522    $   10,334,131,781
     The Fund's investment in Belvedere Capital (2)                    $   1,611,769,203   $   1,322,126,211    $    1,762,622,297
     Income allocated to Belvedere Capital from the Portfolio          $     143,671,130   $     123,096,851    $       83,457,515
     Income allocated to the Fund from Belvedere Capital               $      21,638,758   $      20,084,868    $        8,886,241
     Expenses allocated to Belvedere Capital from the Portfolio        $      43,085,940   $      42,648,896    $       34,645,717
     Expenses allocated to the Fund from Belvedere Capital (3)         $       8,705,495   $       9,368,372    $        4,851,729
     Net realized gain (loss) allocated to Belvedere Capital
       from the Portfolio                                              $     128,352,887   $      (2,190,956)   $      (68,585,968)
     Net realized gain (loss) allocated to the Fund from
       Belvedere Capital                                               $      18,686,724   $      (9,996,126)   $         (807,510)
     Change in unrealized appreciation (depreciation)
       allocated to Belvedere Capital from the Portfolio               $   1,892,271,872   $  (2,139,304,336)   $     (117,157,169)
     Change in unrealized appreciation (depreciation)
       allocated to the Fund from Belvedere Capital                    $     285,637,095   $    (340,666,941)   $      (14,025,705)
     -------------------------------------------------------------------------------------------------------------------------------

     * For the period from the start of business, March 14, 2001, to December 31, 2001.

     (1) As of December 31, 2003, 2002 and 2001, the value of Belvedere Capital's interest in the Portfolio represents 63.0%, 60.1% and 56.4% of the Portfolio's net assets, respectively.

     (2) As of December 31, 2003, 2002 and 2001, the Fund's investment in Belvedere Capital represents 14.5%, 15.1%, and 17.1% of Belvedere Capital's net assets, respectively.

     (3)  Allocated expenses include $6,491,194,  $6,989,394 and $3,601,116,  of expenses allocated from the Portfolio, operating expenses of $62,024, $59,057 and $32,955, and service fees of $2,152,277, $2,319,921 and
          $1,217,658, for the years ended December 31, 2003 and 2002 and for the period from the start of business, March 14, 2001, to December 31, 2001, respectively (Note 9).

7    INTEREST RATE SWAP AGREEMENTS

     Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at December 31, 2003 and 2002 are listed below.

                 NOTIONAL                                INITIAL
                 AMOUNT                                  OPTIONAL      FINAL        UNREALIZED             UNREALIZED
     EFFECTIVE   (000'S     FIXED     FLOATING           TERMINATION   TERMINATION  APPRECIATION           DEPRECIATION
     DATE        OMITTED)   RATE      RATE               DATE          DATE         AT DECEMBER 31, 2003   AT DECEMBER 31, 2002
     ---------------------------------------------------------------------------------------------------------------------------
     10/03       $ 34,905    4.565%   LIBOR + 0.20%      3/05          6/10         $            170,784   $                --
     10/03         46,160    4.045%   LIBOR + 0.20%      2/10          6/10                      326,668                    --
     10/03        109,822    3.945%   LIBOR + 0.20%       --           6/10                    1,266,218                    --
     3/01          49,080   5.8075%   LIBOR + 0.40%       --           3/08                         --                 (529,706)
     5/01          73,980     5.79%   LIBOR + 0.40%       --           3/08                         --               (8,088,686)
     7/01          34,905    5.995%   LIBOR + 0.40%       --           3/08                         --               (4,169,274)
     12/01         57,509    5.841%   LIBOR + 0.40%       --           3/08                         --               (6,440,259)
     3/08          49,080     6.45%   LIBOR + 0.40%       --           2/10                         --               (5,416,263)
     3/08          73,980     6.92%   LIBOR + 0.40%       --           9/10                         --               (1,741,327)
     ----------------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                          $          1,763,670   $        (26,385,515)
     ----------------------------------------------------------------------------------------------------------------------------

     On October 1, 2003, new interest rate swap agreements were entered into to fix a portion of the cost of Belport Capital's borrowings under the Credit Facility (Note 8B) established on June 30, 2003. Concurrently, all interest rate swap agreements outstanding on September 30, 2003 were terminated, resulting in realized losses of $25,390,804.

8    DEBT

     A MORTGAGES -- Rental property held by Belport Realty's controlled subsidiaries is financed through mortgages issued to the controlled subsidiaries. The mortgages are secured by the rental property. The mortgages are generally without recourse to Belport Realty and Belport Capital, except, in the case of Bel Multifamily, for certain liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting the rental property subject to the mortgages. Belport Capital and Belport Realty have received indemnification from the Bel Multifamily Minority Shareholder (Note 1B) for certain of such potential liabilities. The estimated fair value of the rental property securing the loans was $484,704,890 and $493,950,506 at December 31, 2003 and 2002, respectively. Amounts outstanding at December 31, 2003 and 2002, are as follows:


                          ANNUAL    MONTHLY       BALANCE AT      BALANCE AT
                          INTEREST  INTEREST      DECEMBER 31,    DECEMBER 31,
     MATURITY DATE        RATE      PAYMENT*      2003            2002
     ---------------------------------------------------------------------------

     April 1, 2009        7.89%     $  100,647    $ 15,307,500    $ 15,307,500
     March 1, 2011        6.95%        832,842     143,800,000     143,800,000
     April 1, 2011        6.57%      1,105,952     202,000,000     202,000,000
     ---------------------------------------------------------------------------
                                    $2,039,441    $361,107,500    $361,107,500
     ---------------------------------------------------------------------------

     * Mortgages provide for monthly payments of interest only through the respective maturity date, with the entire principal balance due on the respective maturity date.

     The estimated market value of the mortgage notes payable was approximately $394,000,000 and $399,000,000 at December 31, 2003 and 2002, respectively.
     The mortgage notes payable cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the rental property financed by the mortgage notes payable. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable or sell the related rental property prior to the maturity date. The market value of the mortgages is based on estimates using discounted cash flow analysis and currently prevailing rates. Considerable judgment is necessary in interpreting market data to develop estimates of market value. The use of different assumptions or estimation methodologies may have a material effect on the estimated market value.

     B CREDIT FACILITY -- On June 30, 2003, Belport Capital refinanced its credit facility with Citicorp North America, Inc. with two new credit arrangements (collectively, the Credit Facility). The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belport Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Multifamily and Monadnock.

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

     Borrowings under the Credit Facility have been used to purchase the Fund's interests in real estate investments, to pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

     The following table summarizes Belport Capital's Credit Facility.


                                  AT DECEMBER 31, 2003   AT DECEMBER 31, 2002(1)
--------------------------------------------------------------------------------

Total Credit Facility                $  284,500,000          $  250,000,000
Borrowings outstanding               $  230,500,000          $  226,000,000
Outstanding letters of credit        $    1,584,000          $    1,299,000
--------------------------------------------------------------------------------

     (1) At December 31, 2002, Belport Capital had a revolving securitization facility with two affiliated special purpose commercial paper issuers and Citicorp North America, Inc. This facility was supported by a committed liquidity facility provided by Citibank, N.A. under which there were no outstanding borrowings during the year ended December 31, 2002. Additionally, Citibank, N.A provided up to $10,000,000 for use of letters of credit. Interest on borrowed funds was based on the commercial paper issuers' cost of funding plus a margin and certain administrative and other fees. Such fees amounted to approximately 0.31% of the borrowings and the fees on letters of credit were charged at a rate of 0.62% per annum. In addition, Belport Capital paid a commitment fee of 0.15% of the unused portion of the liquidity facility.

9    MANAGEMENT FEE AND OTHER TRANSACTIONS WITH AFFILIATES

     Belport Capital and the Portfolio have engaged Boston Management as Investment Adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the years ended December 31, 2003 and 2002, and for the period from the start of business March 14, 2001, to December 31, 2001, the advisory fee applicable to the Portfolio was 0.44%, 0.44% and 0.43% (annualized) of average daily net assets, respectively.

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

     Pursuant to a servicing agreement between Belvedere Capital and EV Distributors, Belvedere Capital pays a servicing fee to EV Distributors for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets. Pursuant to a servicing agreement between Belport Capital and EV Distributors, Belport Capital pays a servicing fee to EV Distributors on a quarterly basis at an annual rate of 0.25% of Belport Capital's average daily net assets, less Belport Capital's allocated share of the servicing fee payable by Belvedere Capital.

     Management services for the real property held by Bel Multifamily, Monadnock and Casco (for the period during which Belport Realty maintained an interest in Casco) are provided by an affiliate of each respective entity's Minority Shareholder (Note 1B). Each management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the managers in conjunction with managing each respective entity's properties (Note 1B).

     The table below sets forth the fees, paid or payable by, or allocable to, the Fund and Belport Realty for the years ended December 31, 2003 and 2002 and for the period from the start of business, March 14, 2001, to December 31, 2001 in connection with the services rendered by Eaton Vance, its affiliates, and affiliates of Belport Realty's controlled subsidiaries.

















                                                                   YEAR ENDED          YEAR ENDED          PERIOD ENDED
                                                                   DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001*
     ---------------------------------------------------------------------------------------------------------------------------
     Advisory fee allocated to Belvedere Capital from
       the Portfolio                                               $      41,671,111   $      41,180,780   $       33,753,655
     Advisory fee allocated to the Fund from Belvedere Capital     $       6,277,917   $       6,746,346   $        3,487,825
     Advisory and administrative fee and management fee            $       5,430,355   $       5,509,938   $        2,863,812
     Distribution fees                                             $       1,390,860   $       1,512,281   $          799,935
     Reduction of advisory and administrative fees                 $       1,390,860   $       1,512,281   $          799,935
     Servicing fees allocated to Belvedere Capital from
       the Portfolio                                               $      14,288,579   $      14,167,556   $       11,748,856
     Servicing fees allocated to the Fund from Belvedere Capital   $       2,152,277   $       2,319,921   $        1,217,658
     Servicing fees                                                $       1,322,277   $       1,463,390   $          766,867
     Servicing fees paid or accrued to subagents                   $       3,444,493   $       1,637,934   $             --
     Property management fees                                      $       2,613,099   $       2,712,324   $        1,684,578
     ---------------------------------------------------------------------------------------------------------------------------

     * For the period from the start of business, March 14, 2001, to December 31, 2001.

10   SEGMENT INFORMATION

     Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belport Capital invests in real estate assets through its subsidiary Belport Realty. Belport Realty invests directly and indirectly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Multifamily, Monadnock, Bel Oakbrook (for the period from March 19, 2003, to May 13, 2003) and Casco (for the period from May 23, 2001, to October 4, 2001) (Note 1).

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

                                           TAX-
                                           MANAGED
     FOR THE YEAR ENDED                    GROWTH              REAL
     DECEMBER 31, 2003                     PORTFOLIO*          ESTATE              TOTAL
     ----------------------------------------------------------------------------------------------
     Revenue                               $     12,933,263    $     73,882,093    $     86,815,356
     Interest expense
      on mortgages                                       --         (25,392,737)        (25,392,737)
     Interest expense
      on Credit Facility                                --           (3,272,831)         (3,272,831)
     Operating expenses                          (1,011,068)        (31,818,763)        (32,829,831)
     Minority interest in
      net income of
      controlled subsidiaries                            --          (2,442,982)         (2,442,982)
     ----------------------------------------------------------------------------------------------
     NET INVESTMENT INCOME                 $     11,922,195    $     10,954,780    $     22,876,975
     Net realized gain (loss)                    18,664,636         (28,687,186)        (10,022,550)
     Change in unrealized
      appreciation (depreciation)               285,637,095          23,449,719         309,086,814
     ----------------------------------------------------------------------------------------------
     NET INCREASE IN NET ASSETS
      FROM OPERATIONS OF
      REPORTABLE SEGMENTS                  $    316,223,926    $      5,717,313    $    321,941,239
     ----------------------------------------------------------------------------------------------


                                           TAX-
                                           MANAGED
     FOR THE YEAR ENDED                    GROWTH              REAL
     DECEMBER 31, 2002                     PORTFOLIO*          ESTATE              TOTAL
     ----------------------------------------------------------------------------------------------

     Revenue                               $     10,716,496    $     76,407,590    $     87,124,086
     Interest expense
      on mortgages                                       --         (24,926,829)        (24,926,829)
     Interest expense
      on Credit Facility                                 --          (4,907,502)         (4,907,502)
     Operating expenses                          (1,032,117)        (30,273,533)        (31,305,650)
     Minority interest in
      net income of
      controlled subsidiaries                            --          (3,427,044)         (3,427,044)
     ----------------------------------------------------------------------------------------------
     NET INVESTMENT INCOME                 $      9,684,379     $    12,872,682    $     22,557,061
     Net realized loss                          (10,055,722)         (7,966,617)        (18,022,339)
     Change in unrealized
      appreciation (depreciation)              (340,666,941)        (39,224,675)       (379,891,616)
     ----------------------------------------------------------------------------------------------
     NET DECREASE IN NET ASSETS
      FROM OPERATIONS OF
      REPORTABLE SEGMENTS                  $   (341,038,284)    $   (34,318,610)   $   (375,356,894)
     ----------------------------------------------------------------------------------------------















                                            TAX-
                                            MANAGED
     FOR THE PERIOD ENDED                   GROWTH             REAL
     DECEMBER 31, 2001(1)                   PORTFOLIO*         ESTATE              TOTAL
     ----------------------------------------------------------------------------------------------

     Revenue                               $      4,034,512    $     44,199,367    $     48,233,879
     Interest expense
      on mortgages                                       --         (15,287,500)        (15,287,500)
     Interest expense
      on Credit Facility                                 --          (3,527,121)         (3,527,121)
     Operating expenses                            (536,811)        (17,772,253)        (18,309,064)
     Minority interest in
      net income of
      controlled subsidiaries                           --           (2,599,894)         (2,599,894)
     ----------------------------------------------------------------------------------------------
     NET INVESTMENT INCOME                $       3,497,701    $      5,012,599    $      8,510,300
     Net realized loss                             (807,510)         (1,616,740)         (2,424,250)
     Change in unrealized
      appreciation (depreciation)               (14,025,705)         (3,973,456)        (17,999,161)
     ----------------------------------------------------------------------------------------------
     NET DECREASE IN NET ASSETS
      FROM OPERATIONS OF
      REPORTABLE SEGMENTS                 $    (11,335,514)    $      (577,597)    $   (11,913,111)
     ----------------------------------------------------------------------------------------------

     (1) For the period from the start of business, March 14, 2001, to December 31, 2001.

     * Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

     The following table reconciles the segment information reported above to the consolidated financial statements for the periods indicated:

                                                                   YEAR ENDED           YEAR ENDED           PERIOD ENDED
                                                                   DECEMBER 31, 2003    DECEMBER 31, 2002    DECEMBER 31, 2001(1)
     ---------------------------------------------------------------------------------------------------------------------------
     Revenue:
       Revenue from reportable segments                            $      86,815,356    $      87,124,086    $       48,233,879
       Unallocated amounts:
         Interest earned on cash not invested in the
           Portfolio or in subsidiaries                                      107,615               34,292                37,309
     ---------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUE                                                 $      86,922,971    $      87,158,378    $       48,271,188
     ---------------------------------------------------------------------------------------------------------------------------

     Net increase (decrease) in net assets from operations:
       Net increase (decrease) in net assets from operations
         of reportable segments                                    $     321,941,239    $    (375,356,894)   $      (11,913,111)
       Unallocated amounts:
         Interest earned on cash not invested in the
           Portfolio or in subsidiaries                                      107,615               34,292                37,309
       Unallocated amounts(2):
         Distribution and servicing fees                                  (2,713,137)          (2,975,671)           (1,566,802)
         Interest expense on Credit Facility                                (284,594)            (258,290)             (265,482)
         Audit, tax and legal fees                                          (215,470)            (335,980)             (412,661)
         Other operating expenses                                           (122,545)            (112,914)             (671,021)
     ---------------------------------------------------------------------------------------------------------------------------
     TOTAL NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS   $     318,713,108    $    (379,005,457)   $      (14,791,768)
     ---------------------------------------------------------------------------------------------------------------------------

     (1) For the period from the start of business, March 14, 2001, to December 31, 2001.

     (2) Unallocated amounts represent expenses incurred that pertain to the overall operation of Belport Capital, and do not pertain to either operating segment.










                                                       TAX-MANAGED GROWTH
     AT DECEMBER 31, 2003                              PORTFOLIO*               REAL ESTATE      TOTAL
     -------------------------------------------------------------------------------------------------------------
     Segment assets                                    $    1,611,769,203       $ 589,657,910    $2,201,427,113
     Segment liabilities                                       16,596,400         598,192,300       614,788,700
     -------------------------------------------------------------------------------------------------------------
     NET ASSETS (LIABILITIES) OF REPORTABLE SEGMENTS   $    1,595,172,803       $  (8,534,390)   $1,586,638,413
     -------------------------------------------------------------------------------------------------------------

     AT DECEMBER 31, 2002
     -------------------------------------------------------------------------------------------------------------
     Segment assets                                    $    1,372,347,800**     $ 601,083,507    $1,973,431,307
     Segment liabilities                                               -          641,015,249       641,015,249
     -------------------------------------------------------------------------------------------------------------
     NET ASSETS (LIABILITIES) OF REPORTABLE SEGMENTS   $    1,372,347,800       $ (39,931,742)   $1,332,416,058
     -------------------------------------------------------------------------------------------------------------

     * Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.
     **   Includes $50,221,589 of accounts receivable for investments sold.

     The following table reconciles the segment information reported above to the consolidated financial statements for the periods indicated:


                                        DECEMBER 31, 2003    DECEMBER 31, 2002
  ------------------------------------------------------------------------------

  Net Assets:
    Net assets of reportable segments   $   1,586,638,413    $   1,332,416,058
    Unallocated cash(1)                         2,138,196            2,345,657
    Short-term investments(1)                   4,821,135              622,978
    Loan payable - Credit Facility(2)          (8,568,222)         (10,654,668)
    Other liabilities                            (176,110)             (87,961)
  ------------------------------------------------------------------------------
  TOTAL NET ASSETS                      $   1,584,853,412    $   1,324,642,064
  ------------------------------------------------------------------------------

     (1) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

     (2) Unallocated amount of loan payable -- Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

11   SUBSEQUENT EVENT (UNAUDITED)

     On January 14, 2004, the Fund made a distribution of $0.76 per Share to Shareholders of record on January 13, 2004.

BELPORT CAPITAL FUND LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS
OF BELPORT CAPITAL FUND LLC AND SUBSIDIARIES:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated portfolio of investments, of Belport Capital Fund LLC and subsidiaries (collectively, the Fund) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period ended December 31, 2003 and the period from the start of business, March 14, 2001 to December 31, 2001. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2003 and 2002 by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2003 and 2002, the results of its operations, the changes in its net assets, its cash flows, and the financial highlights for each of the two years in the period ended December 31, 2003 and the period from the start of business, March 14, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


          MANAGER OF BELPORT REALTY CORPORATION
          Boston Management and Research
          The Eaton Vance Building
          255 State Street
          Boston, MA 02109


          MANAGER OF BELPORT CAPITAL FUND LLC
          Eaton Vance Management
          The Eaton Vance Building
          255 State Street
          Boston, MA 02109


          CUSTODIAN AND TRANSFER AGENT
          Investors Bank & Trust Company
          200 Clarendon Street
          Boston, MA 02116


          INDEPENDENT AUDITORS
          Deloitte & Touche LLP
          200 Berkeley Street
          Boston, MA 02116

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 15, 2004.

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

Date:  June 15, 2004



                                      By: /s/ Michelle A. Alexander
                                          -------------------------
                                          Michelle A. Alexander
                                          Chief Financial Officer

Date:  June 15, 2004

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.    DESCRIPTION
-----------    -----------
3              Copy of Limited  Liability  Company  Agreement  of the Fund dated
               December  5,  2000  filed  as  Exhibit  3 to the  Fund's  Initial
               Registration Statement on Form 10 and incorporated herein by reference. (Note: the LLC Agreement also defines the rights of the holders of Shares of the Fund.)

3(a) Copy of Amendment No. 1 to the Fund's Limited Liability Company Agreement dated December 30, 2003 filed as Exhibit 3(a) to the Fund's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

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

4.2(b) Amendment dated September 29, 2003 to Loan and Security Agreement among Belport Capital Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(b) to the Fund's Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

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

11             Not applicable and not filed.

12             Not applicable and not filed.

21 List of Subsidiaries of the Fund filed as Exhibit 21 to the Fund's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

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