Form 10-Q
period 2004-06-30
BELPORT CAPITAL FUND LLC
filed 2004-08-09
CIK 1138602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the quarterly period ended June 30, 2004
                                                   -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the transition period from __________ to __________

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

                                   YES [X]      NO [ ]

                            BELPORT CAPITAL FUND LLC
                               Index to Form 10-Q

PART I FINANCIAL INFORMATION                                              Page

Item 1.   Condensed Consolidated Financial Statements                       3

          Condensed Consolidated Statements of Assets and Liabilities
          as of June 30, 2004 (Unaudited) and December 31, 2003             3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended June 30, 2004 and 2003 and for the
          Six Months Ended June 30, 2004 and 2003                           4

          Condensed Consolidated Statements of Changes in Net Assets
          for the Six Months Ended June 30, 2004 (Unaudited) and the
          Year Ended December 31, 2003                                      6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 2004 and 2003                   7

          Financial Highlights (Unaudited) for the Six Months Ended
          June 30, 2004                                                     9

          Notes to Condensed Consolidated Financial Statements as
          of June 30, 2004 (Unaudited)                                     10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       21

Item 4.   Controls and Procedures                                          22

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                23

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                             23

Item 3.   Defaults Upon Senior Securities                                  23

Item 4.   Submission of Matters to a Vote of Security Holders              23

Item 5.   Other Information                                                23

Item 6.   Exhibits and Reports on Form 8-K                                 23

SIGNATURES                                                                 25

EXHIBIT INDEX                                                              26

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities


                                               June 30, 2004     December 31,
                                                (Unaudited)          2003
                                               --------------  -----------------
Assets:
 Investment in Belvedere Capital Fund
  Company LLC (Belvedere Company)              $1,638,833,340   $1,611,769,203
 Investment in Partnership Preference Units        64,802,430       93,277,111
 Investment in other real estate                  480,737,049      484,704,890
 Short-term investments                            10,112,000        4,821,135
                                               --------------  -----------------
Total investments                              $2,194,484,819   $2,194,572,339
 Cash                                              10,418,622        6,522,994
 Escrow deposits - restricted                       4,270,757        2,764,808
 Open interest swap agreements, at value            6,002,326        1,763,670
 Distributions and interest receivable                    408          404,628
 Other assets                                       2,350,588        2,358,005
                                               --------------  -----------------
Total assets                                   $2,217,527,520   $2,208,386,444
                                               --------------  -----------------

Liabilities:
 Loan payable - Credit Facility                $  218,500,000   $  230,500,000
 Mortgages payable                                361,107,500      361,107,500
 Open interest rate swap agreements, at value               -                -
 Payable for Fund Shares redeemed                   3,007,789                -
 Distributions payable to minority shareholders             -           16,800
 Special Distributions payable                              -               17
 Security deposits                                    896,951          863,503
 Swap interest payable                                 95,025          118,147
 Accrued expenses:
  Interest expense                                  2,150,340        2,141,722
  Property taxes                                    3,980,613        2,212,615
  Other expenses and liabilities                    1,968,632        2,224,975
 Minority interests in controlled subsidiaries     23,912,383       24,347,753
                                               --------------  -----------------
Total liabilities                              $  615,619,233   $  623,533,032
                                               --------------  -----------------

Net assets                                     $1,601,908,287   $1,584,853,412

                                               --------------  -----------------
Shareholders' Capital                          $1,601,908,287   $1,584,853,412
                                               --------------  -----------------

Shares outstanding                                 16,431,015       16,697,292
                                               --------------  -----------------

Net asset value and redemption price
 per Share                                     $        97.49   $        94.92
                                               --------------  -----------------

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                          Three Months      Three Months     Six Months     Six Months
                                                             Ended             Ended           Ended          Ended
                                                          June 30, 2004     June 30, 2003   June 30, 2004  June 30, 2003
                                                          -------------     -------------   -------------  -------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $135,599, $92,080,
  $203,232 and $151,649, respectively)                    $  6,224,854      $  5,064,663    $ 11,880,465   $  9,922,050
 Interest allocated from Belvedere Company                      18,762           158,459          46,206        249,022
 Expenses allocated from Belvedere Company                  (2,418,878)       (2,129,108)     (4,870,949)    (4,097,457)
                                                          -------------     -------------   -------------  -------------
 Net investment income allocated from Belvedere Company   $  3,824,738      $  3,094,014    $  7,055,722   $  6,073,615
 Rental income                                              15,145,342        16,555,469      30,450,343     33,193,717
 Distributions from Partnership Preference Units               962,968         2,203,828       3,449,826      4,407,656
 Interest                                                      102,667            34,814         210,214        102,067
                                                          -------------     -------------   -------------  -------------
Total investment income                                   $ 20,035,715      $ 21,888,125    $ 41,166,105   $ 43,777,055
                                                          -------------     -------------   -------------  -------------

Expenses:
 Investment advisory and administrative fees              $  1,410,801      $  1,373,131    $  2,842,727   $  2,678,860
 Property management fees                                      610,545           655,091       1,222,966      1,314,619
 Distribution and servicing fees                               769,300           655,212       1,559,180      1,282,877
 Interest expense on mortgages                               6,327,499         6,544,104      12,550,534     12,873,831
 Interest expense on Credit Facility                           740,419           926,512       1,516,855      1,953,094
 Property and maintenance expenses                           4,069,423         4,277,044       8,250,233      8,491,017
 Property taxes and insurance                                2,034,818         2,272,938       4,033,728      4,265,990
 Miscellaneous                                                 154,722           610,312         291,051        838,277
                                                          -------------     -------------   -------------  -------------
Total expenses                                            $ 16,117,527      $ 17,314,344    $ 32,267,274   $ 33,698,565
Deduct-
 Reduction of investment advisory
  and administrative fees                                 $    394,659      $    336,633    $    793,098   $    650,070
                                                          -------------     -------------   -------------  -------------
Net expenses                                              $ 15,722,868      $ 16,977,711    $ 31,474,176   $ 33,048,495
                                                          -------------     -------------   -------------  -------------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                                  $  4,312,847      $  4,910,414    $  9,691,929   $ 10,728,560
Minority interests in net income
 of controlled subsidiaries                                   (416,038)         (544,906)       (829,995)    (1,203,165)
                                                          -------------     -------------   -------------  -------------
Net investment income                                     $  3,896,809      $  4,365,508    $  8,861,934   $  9,525,395
                                                          -------------     -------------   -------------  -------------

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                     Three Months      Three Months     Six Months     Six Months
                                                        Ended             Ended           Ended          Ended
                                                     June 30, 2004     June 30, 2003   June 30, 2004  June 30, 2003
                                                     -------------     -------------   -------------  -------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions and foreign currency
  transactions allocated from Belvedere Company
  (identified cost basis)                            $  2,721,888      $  2,441,173    $  8,671,372   $ (3,206,592)
 Investment transactions in Partnership Preference
  Units (identified cost basis)                           (87,065)                -       3,574,654              -
 Investment transactions in other real estate                   -           323,384       4,280,114        323,384
 Interest rate swap agreements(1)                      (1,334,342)       (2,305,806)     (2,615,000)    (4,472,721)
                                                     -------------     -------------   -------------  -------------
Net realized gain (loss)                             $  1,300,481      $    458,751    $ 13,911,140   $ (7,355,929)
                                                     -------------     -------------   -------------  -------------

Change in unrealized appreciation (depreciation) -
 Investments and foreign currency allocated from
  Belvedere Company (identified cost basis)          $ 14,221,133      $166,898,579    $ 38,673,851   $108,244,918
 Investments in Partnership Preference Units
  (identified cost basis)                              (1,680,221)        3,578,312      (6,659,971)     7,874,400
 Investments in other real estate (net of minority
  interests in unrealized gain (loss) of controlled
  subsidiaries of $1,543,751, $(1,134,599),
  $(2,681,059) and $(8,066,435), respectively)          2,488,357        (2,204,133)     (3,455,411)   (12,257,945)
 Interest rate swap agreements                          9,191,139        (5,286,834)      4,238,656     (5,540,156)
                                                     -------------     -------------   -------------  -------------
Net change in unrealized appreciation (depreciation) $ 24,220,408      $162,985,924    $ 32,797,125   $ 98,321,217
                                                     -------------     -------------   -------------  -------------

Net realized and unrealized gain                     $ 25,520,889      $163,444,675    $ 46,708,265   $ 90,965,288
                                                     -------------     -------------   -------------  -------------

Net increase in net assets from operations           $ 29,417,698      $167,810,183    $ 55,570,199   $100,490,683
                                                     =============     =============   =============  =============

(1) Amounts represent periodic payments made in connection with interest rate swap agreements. (Note 5)

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                Six Months Ended   Year Ended
                                                 June 30, 2004    December 31,
                                                  (Unaudited)         2003
                                                ----------------  ------------
Increase (Decrease) in Net Assets:
 Net investment income                          $    8,861,934   $   19,648,844
 Net realized gain (loss) from investment
  transactions, foreign currency transactions
  and interest rate swap agreements                 13,911,140      (10,022,550)
 Net change in unrealized appreciation
  (depreciation) of investments, foreign
  currency and interest rate swap agreements        32,797,125      309,086,814
                                                ---------------  ---------------
Net increase in net assets from operations      $   55,570,199   $  318,713,108
                                                ---------------  ---------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                      $    6,341,090   $    6,479,733
 Net asset value of Fund Shares redeemed           (32,166,623)     (52,613,896)
                                                ---------------  ---------------
Net decrease in net assets from Fund Share
 transactions                                   $  (25,825,533)  $  (46,134,163)
                                                ---------------  ---------------

Distributions -
 Distributions to Shareholders                  $  (12,689,791)  $  (12,367,580)
 Special Distributions to Shareholders                       -              (17)
                                                ---------------  ---------------
Total distributions                             $  (12,689,791)  $  (12,367,597)
                                                ---------------  ---------------

Net increase in net assets                      $   17,054,875   $  260,211,348

Net assets:
 At beginning of period                         $1,584,853,412   $1,324,642,064
                                                ---------------  ---------------
 At end of period                               $1,601,908,287   $1,584,853,412
                                                ===============  ===============

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                         Six Months        Six Months
                                                                           Ended             Ended
                                                                        June 30, 2004     June 30, 2003
                                                                        -------------     -------------
Cash Flows From (For) Operating Activities -
Net increase in net assets from operations                              $ 55,570,199      $100,490,683
Adjustments to reconcile net increase in net assets from operations to net cash flows from operating activities -
  Net investment income allocated from Belvedere Company                  (7,055,722)       (6,073,615)
  Increase in escrow deposits                                             (1,505,949)       (2,445,484)
  Decrease in receivable for investments sold                                      -        50,221,589
  Decrease in other assets                                                     7,417           122,256
  Decrease in distributions and interest receivable                          404,220                36
  (Decrease) increase in interest payable for open swap agreements           (23,122)           15,435
  (Decrease) increase in security deposits, accrued interest and
   accrued other expenses and liabilities                                   (214,277)           17,017
  Increase in accrued property taxes                                       1,767,998         2,290,702
  Proceeds from sales of Partnership Preference Units                     25,389,364                 -
  Proceeds from sale of investment in other real estate                   41,336,126         5,356,755
  Payments for investments in other real estate                          (36,157,244)       (5,026,960)
  Improvements to rental property                                         (1,651,703)       (1,903,172)
  Net increase in investment in Belvedere Company                                  -       (41,000,000)
  Net interest incurred on interest rate swap agreements                  (2,615,000)       (4,472,721)
  (Increase) decrease in short-term investments                           (5,290,865)          622,978
  Minority interests in net income of controlled subsidiaries                829,995         1,203,165
  Net realized (gain) loss from investment transactions                  (13,911,140)        7,355,929
  Net change in unrealized (appreciation) depreciation of
   investments                                                           (32,797,125)      (98,321,217)
                                                                        -------------     -------------
Net cash flows from operating activities                                $ 24,083,172      $  8,453,376
                                                                        -------------     -------------

Cash Flows For Financing Activities -
 Repayment of mortgage                                                  $          -      $     (6,410)
 Repayment of Credit Facility                                            (12,000,000)                -
 Distributions paid to Shareholders                                       (6,348,718)       (5,887,847)
 Payments for Fund Shares redeemed                                        (1,822,026)       (2,118,686)
 Distributions paid to minority shareholders                                 (16,800)         (557,312)
                                                                        -------------     -------------
Net cash flows for financing activities                                 $(20,187,544)     $ (8,570,255)
                                                                        -------------     -------------

Net increase (decrease) in cash                                         $  3,895,628      $   (116,879)

Cash at beginning of period                                             $  6,522,994      $  7,452,296
                                                                        -------------     -------------
Cash at end of period                                                   $ 10,418,622      $  7,335,417
                                                                        =============     =============

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                         Six Months        Six Months
                                                                           Ended             Ended
                                                                        June 30, 2004     June 30, 2003
                                                                        -------------     -------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Interest paid on loan - Credit Facility                               $  1,480,832      $  1,781,333
  Interest paid on mortgages                                            $ 12,398,354      $ 12,775,879
  Interest paid on swap agreements                                      $  2,638,122      $  4,457,286
  Market value of securities distributed in payment of redemptions      $ 27,336,808      $ 20,250,630
  Market value of real property and other assets, net of current liabilities, assumed in conjunction with acquisition of other
   real estate                                                          $          -      $ 64,628,785
  Mortgage assumed in conjunction with acquisition of other
   real estate                                                          $          -      $ 59,601,825
  Market value of real property and other assets, net of current liabilities, disposed of in conjunction with sale of other
   real estate                                                          $          -      $ 64,713,609
  Mortgage disposed of in conjunction with sale of other real
   estate                                                               $          -      $ 59,595,415

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of June 30, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004
--------------------------------------------------------------------------------
Net asset value - Beginning of period                                  $ 94.920
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income(6)                                               $  0.533
Net realized and unrealized gain                                          2.797
--------------------------------------------------------------------------------
TOTAL INCOME FROM OPERATIONS                                           $  3.330
--------------------------------------------------------------------------------

DISTRIBUTIONS
--------------------------------------------------------------------------------
Distributions to Shareholders                                          $ (0.760)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                    $ (0.760)
--------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                        $ 97.490
--------------------------------------------------------------------------------

TOTAL RETURN(1)                                                            3.53%
--------------------------------------------------------------------------------

                                              As a Percentage   As a Percentage
                                              of Average Net    of Average Gross
RATIOS                                          Assets(5)        Assets (2)(5)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs(7)          1.30%(9)          0.97%(9)
  Operating expenses(7)                          1.40%(9)          1.05%(9)
Belport Capital Fund LLC Expenses
  Interest and other borrowing costs(4)(8)       0.19%(9)          0.14%(9)
  Investment advisory and administrative fees,
   servicing fees and other Fund operating
   expenses(3)(4)                                1.10%(9)          0.83%(9)
                                              ----------------------------------
Total expenses                                   3.99%(9)          2.99%(9)

Net investment income                            1.12%(9)          0.84%(9)
--------------------------------------------------------------------------------

SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                            $1,601,908
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)         1.73%
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

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of June 30, 2004
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The balance sheet at December 31, 2003 and the statement of changes in net assets for the year then ended have been derived from the December 31, 2003 audited financial statements but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

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

The allocation of Belport Capital's net asset value per Share at June 30, 2004 and December 31, 2003, between Preferred and Common Shares that have been restructured is as follows:

                                Per Share Value At                 Per Share Value At
                                  June 30, 2004                    December 31, 2003
                       -------------------------------------------------------------------
Date of Contribution   Preferred Shares   Common Shares   Preferred Shares   Common Shares
------------------------------------------------------------------------------------------
    May 23, 2001            $97.49            $ -              $94.92            $ -
   July 26, 2001            $94.71            $2.78            $94.71            $0.21
 December 18, 2001          $92.66            $4.83            $91.87            $3.05

3    Investment Transactions

The following table summarizes the Fund's investment transactions for the six months ended June 30, 2004 and June 30, 2003:

                                              Six Months Ended  Six Months Ended
        Investment Transaction                 June 30, 2004     June 30, 2003
--------------------------------------------------------------------------------
Increases in investment in Belvedere Company    $          -      $ 41,000,000
Decreases in investment in Belvedere Company    $ 27,336,808      $ 20,250,630
Sales of other real estate(1)(3)                $ 41,336,126      $  5,356,755
Acquisitions of other real estate(1)(3)         $ 36,157,244      $  5,026,960
Sales of Partnership Preference Units(2)        $ 25,389,364      $          -
--------------------------------------------------------------------------------

(1) In March 2003, Bel Oakbrook LLC (Bel Oakbrook), a wholly-owned subsidiary of Belport Realty Corporation (Belport Realty), acquired a 100% ownership interest in an office building. In May 2003, Belport Realty sold its interest in Bel Oakbrook to another investment fund advised by Boston Management and Research (Boston Management). A gain of $323,384 was recognized on the transaction.
(2) Sales of Partnership Preference Units for the six months ended June 30, 2004 included Partnership Preference Units sold to other investment funds advised by Boston Management for which a loss of $85,428 was recognized.
(3) In January 2004, a multifamily residential property owned by Monadnock Property Trust, LLC (Monadnock) was sold to a third party. Belport Realty recognized a gain of $4,280,114 on the transaction. In June 2004, Monadnock then acquired a replacement multifamily residential property with the proceeds from that sale.

4    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company), for the six months ended June 30, 2004 and June 30, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                    Six Months           Six Months
                                                                       Ended                Ended
                                                                   June 30, 2004        June 30, 2003
-------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio(1)                  $ 11,762,239,521     $ 9,599,217,401
The Fund's investment in Belvedere Company(2)                     $  1,638,833,340     $ 1,453,987,522
Income allocated to Belvedere Company from the Portfolio          $     83,686,364     $    66,798,353
Income allocated to the Fund from Belvedere Company               $     11,926,671     $    10,171,072
Expenses allocated to Belvedere Company from the Portfolio        $     25,387,360     $    20,113,419
Expenses allocated to the Fund from Belvedere Company             $      4,870,949     $     4,097,457
Net realized gain (loss) from investment transactions and
 foreign currency transactions allocated to Belvedere Company
 from the Portfolio                                               $     72,573,659     $   (17,889,099)
Net realized gain (loss) from investment transactions and
 foreign currency transactions allocated to the Fund from
 Belvedere Company                                                $      8,671,372     $    (3,206,592)
Net change in unrealized appreciation (depreciation) of
 investments and foreign currency allocated to Belvedere
 Company from the Portfolio                                       $    255,505,090     $   698,962,649
Net change in unrealized appreciation (depreciation) of
 investments and foreign currency allocated to the Fund
 from Belvedere Company                                           $     38,673,851     $   108,244,918
-------------------------------------------------------------------------------------------------------

(1) As of June 30, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 64.7% and 61.7% of the Portfolio's net assets, respectively.
(2) As of June 30, 2004 and 2003, the Fund's investment in Belvedere Company represents 13.9% and 15.1% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities, at June 30, 2004, December 31, 2003 and June 30, 2003 and its operations for the six months ended June 30, 2004, for the year ended December 31, 2003 and for the six months ended June 30, 2003 follows:

                                          June 30,        December 31,         June 30,
                                            2004              2003               2003
                                      ------------------------------------------------------
Investments, at value                 $ 18,156,546,589   $ 17,584,390,762   $ 15,616,951,272
Other assets                                30,174,170         25,462,745         26,660,614
--------------------------------------------------------------------------------------------
Total assets                          $ 18,186,720,759   $ 17,609,853,507   $ 15,643,611,886
Total liabilities                              138,607            264,502         93,843,137
--------------------------------------------------------------------------------------------
Net assets                            $ 18,186,582,152   $ 17,609,589,005   $ 15,549,768,749
============================================================================================
Dividends and interest                $    131,109,908   $    232,925,912   $    109,393,140
--------------------------------------------------------------------------------------------
Investment adviser fee                $     38,780,667   $     67,584,543   $     31,979,032
Other expenses                               1,025,267          2,295,653            985,298
--------------------------------------------------------------------------------------------
Total expenses                        $     39,805,934   $     69,880,196   $     32,964,330
--------------------------------------------------------------------------------------------
Net investment income                 $     91,303,974   $    163,045,716   $     76,428,810
Net realized gain (loss) from
 investment transactions and
 foreign currency transactions             118,166,339         70,909,770        (29,306,399)
Net change in unrealized
 appreciation (depreciation) of
 investments and foreign currency          397,547,485      3,174,709,110      1,126,151,279
--------------------------------------------------------------------------------------------
Net increase in net assets from
 operations                           $    607,017,798   $  3,408,664,596   $  1,173,273,690
--------------------------------------------------------------------------------------------

5 Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at June 30, 2004 and December 31, 2003 are listed below.

Notional                                 Initial                      Unrealized       Unrealized
 Amount                                 Optional         Final       Appreciation     Appreciation
 (000's     Fixed       Floating       Termination    Termination     at June 30,    at December 31,
omitted)    Rate          Rate            Date           Date            2004             2003
----------------------------------------------------------------------------------------------------
$ 34,905    4.565%    LIBOR + 0.20%       3/05           6/10         $  625,591       $  170,784
  46,160    4.045%    LIBOR + 0.20%       2/10           6/10          1,444,992          326,668
 109,822    3.945%    LIBOR + 0.20%        -             6/10          3,931,743        1,266,218
----------------------------------------------------------------------------------------------------
Total                                                                 $6,002,326       $ 1,763,670
----------------------------------------------------------------------------------------------------

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

                                               Tax-Managed
For the Three Months Ended                       Growth             Real
June 30, 2004                                   Portfolio*         Estate            Total
-----------------------------------------------------------------------------------------------
Revenue                                       $  3,824,738     $ 16,194,129      $ 20,018,867
Interest expense on mortgages                            -       (6,327,499)       (6,327,499)
Interest expense on Credit Facility                (51,829)        (621,592)         (673,421)
Operating expenses                                (301,534)      (7,513,249)       (7,814,783)
Minority interest in net income of
 controlled subsidiaries                                 -         (416,038)         (416,038)
-----------------------------------------------------------------------------------------------
Net investment income                         $  3,471,375     $  1,315,751      $  4,787,126
Net realized gain (loss)                         2,721,888       (1,421,407)        1,300,481
Net change in unrealized appreciation
 (depreciation)                                 14,221,133        9,999,274        24,220,407
-----------------------------------------------------------------------------------------------
Net increase in net assets from operations
 of reportable segments                       $ 20,414,396     $  9,893,618      $ 30,308,014
-----------------------------------------------------------------------------------------------


                                               Tax-Managed
For the Three Months Ended                       Growth             Real
June 30, 2003                                   Portfolio*         Estate            Total
-----------------------------------------------------------------------------------------------
Revenue                                       $  3,094,014     $ 18,776,535      $ 21,870,549
Interest expense on mortgages                            -       (6,544,104)       (6,544,104)
Interest expense on Credit Facility                (56,592)        (832,861)         (889,453)
Operating expenses                                (237,868)      (8,495,397)       (8,733,265)
Minority interest in net income of
 controlled subsidiaries                                 -         (544,906)         (544,906)
-----------------------------------------------------------------------------------------------
Net investment income                         $  2,799,554     $  2,359,267      $  5,158,821
Net realized gain (loss)                         2,441,173       (1,982,422)          458,751
Net change in unrealized appreciation
 (depreciation)                                166,898,579       (3,912,655)      162,985,924
-----------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from
 operations of reportable segments            $172,139,306     $ (3,535,810)     $168,603,496
-----------------------------------------------------------------------------------------------


                                               Tax-Managed
For the Six Months Ended                         Growth            Real
June 30, 2004                                   Portfolio*         Estate            Total
-----------------------------------------------------------------------------------------------
Revenue                                       $  7,055,722     $ 34,072,888      $ 41,128,610
Interest expense on mortgages                            -      (12,550,534)      (12,550,534)
Interest expense on Credit Facility               (106,180)      (1,289,327)       (1,395,507)
Operating expenses                                (601,308)     (15,105,452)      (15,706,760)
Minority interest in net income of
 controlled subsidiaries                                 -         (829,995)         (829,995)
-----------------------------------------------------------------------------------------------
Net investment income                         $  6,348,234     $  4,297,580      $ 10,645,814
Net realized gain                                8,671,372        5,239,768        13,911,140
Net change in unrealized appreciation
 (depreciation)                                 38,673,851       (5,876,727)       32,797,124
-----------------------------------------------------------------------------------------------
Net increase in net assets from operations
 of reportable segments                       $ 53,693,457     $  3,660,621      $ 57,354,078
-----------------------------------------------------------------------------------------------


                                               Tax-Managed
For the Six Months Ended                         Growth            Real
June 30, 2003                                   Portfolio*         Estate            Total
-----------------------------------------------------------------------------------------------
Revenue                                       $  6,073,615     $ 37,646,581      $ 43,720,196
Interest expense on mortgages                            -      (12,873,831)      (12,873,831)
Interest expense on Credit Facility                (97,655)      (1,777,316)       (1,874,971)
Operating expenses                                (476,083)     (16,278,101)      (16,754,184)
Minority interest in net income of
 controlled subsidiaries                                 -       (1,203,165)       (1,203,165)
-----------------------------------------------------------------------------------------------
Net investment income                         $  5,499,877     $  5,514,168      $ 11,014,045
Net realized loss                               (3,206,592)      (4,149,337)       (7,355,929)
Net change in unrealized appreciation
 (depreciation)                                108,244,918       (9,923,701)       98,321,217
-----------------------------------------------------------------------------------------------
Net increase (decrease) in net assets
 from operations of reportable segments       $110,538,203     $ (8,558,870)     $101,979,333
-----------------------------------------------------------------------------------------------


                                                   Tax-Managed Growth         Real
At June 30, 2004                                       Portfolio*            Estate            Total
----------------------------------------------------------------------------------------------------------
Segment assets                                       $1,638,833,340       $568,566,827     $2,207,400,167
Segment liabilities                                      19,609,592        574,551,145        594,160,737
----------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments      $1,619,223,748       $ (5,984,318)    $1,613,239,430
----------------------------------------------------------------------------------------------------------


At December 31, 2003
----------------------------------------------------------------------------------------------------------
Segment assets                                       $1,611,769,203       $589,657,910     $2,201,427,113
Segment liabilities                                      16,596,400        598,192,300        614,788,700
----------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments      $1,595,172,803       $ (8,534,390)    $1,586,638,413
----------------------------------------------------------------------------------------------------------

* Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                         Three Months    Three Months     Six Months      Six Months
                                                             Ended           Ended           Ended           Ended
                                                         June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                         -------------------------------------------------------------
Revenue:
 Revenue from reportable segments                        $ 20,018,867    $ 21,870,549    $ 41,128,610    $ 43,720,196
  Unallocated amounts:
   Interest earned on cash not invested in the
    Portfolio or in subsidiaries                               16,848          17,576          37,495          56,859
                                                         -------------------------------------------------------------
TOTAL REVENUE                                            $ 20,035,715    $ 21,888,125    $ 41,166,105    $ 43,777,055
                                                         -------------------------------------------------------------
Net increase (decrease) in net assets from operations:
 Net increase in net assets from operations of
 reportable segments                                     $ 30,308,014    $168,603,496    $ 57,354,078    $101,979,333
Unallocated amounts:
 Interest earned on cash not invested in the
  Portfolio or in subsidiaries                                 16,848          17,576          37,495          56,859
Unallocated amounts(1):
 Distribution and servicing fees                             (769,300)       (655,212)     (1,559,180)     (1,282,877)
 Interest expense on Credit Facility                          (74,602)        (37,059)       (121,348)        (78,123)
 Audit, tax and legal fees                                    (27,670)        (72,912)        (82,020)       (115,462)
 Other operating expenses                                     (35,592)        (45,706)        (58,826)        (69,047)
                                                         -------------------------------------------------------------
TOTAL NET INCREASE IN NET ASSETS FROM OPERATIONS         $ 29,417,698    $167,810,183    $ 55,570,199    $100,490,683
                                                         -------------------------------------------------------------

                                         June 30, 2004       December 31, 2003
Net assets:                            -----------------   ---------------------
 Net assets of reportable segments      $1,613,239,430        $1,586,638,413
 Unallocated cash(2)                            15,353             2,138,196
 Short-term investments(2)                  10,112,000             4,821,135
 Loan payable-Credit Facility(3)           (21,315,492)           (8,568,222)
 Other liabilities                            (143,004)             (176,110)
                                       -----------------   ---------------------
TOTAL NET ASSETS                        $1,601,908,287        $1,584,853,412
                                       -----------------   ---------------------

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

(a) RESULTS OF OPERATIONS.
--------------------------

Increases and decreases from operations in the Fund's net asset value per share are derived from net investment income (or loss) and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the minority interest in net income (or loss) of the controlled subsidiaries of Belport Realty Corporation (Belport Realty). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belport Realty's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned by Belport Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belport Realty's controlled subsidiaries, interest expense on the Fund's Credit Facility
(described in Item 2(b) below), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belport Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belport Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the











---------------------
1 Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P
     500. It is not possible to invest directly in an Index.

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

PERFORMANCE OF THE FUND. The Fund's total return was 1.86% for the quarter ended June 30, 2004. This return reflects an increase in the Fund's net asset value per share from $95.71 to $97.49 during the period. For comparison, the S&P 500 had a total return of 1.72% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.55% during the period. Last year, the Fund had a total return performance of 13.58% for the quarter ended June 30, 2003. This return reflected an increase in the Fund's net asset value per share from $72.14 to $81.94 during the period. For comparison, the S&P 500 had a total return of 15.39% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.04% during that period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended June 30, 2004, the Portfolio's total return was 1.31%. This compares to a total return of 1.72% for the S&P 500. In the second quarter, U.S. equity returns were supported by strengthening employment trends, robust manufacturing activity and rising corporate profits. At the same time, uncertainty over the situation in Iraq and the prospect of rising interest rates and inflation weighed on investors and held back returns. During the quarter, growth stocks outperformed value stocks, and small-caps performed better than large-caps and mid-caps.

The Portfolio's modest underperformance during the quarter was attributable in part to a relative overweighting of certain weaker performing industry groups, specifically specialty retail and media. In addition, the Portfolio was underweight internet software and communications equipment stocks, which rallied during the period. Concerns about future trends in consumer spending caused the Portfolio to trim its relative overweighting of the discretionary and staples sectors during the quarter. The Portfolio also reduced healthcare and technology investments during the quarter, mainly in the lagging biotech and semi-conductor groups. During the quarter, the Portfolio continued to overweight airfreight and machinery holdings, which contributed positively to the Portfolio's performance. The Portfolio benefited from the strong performance of stocks in the food, staples retailing and commercial bank industries during the quarter, as well as from increased exposure to energy stocks. Material stocks were also solid performers during the quarter and, despite the Portfolio's underweight of the sector versus the S&P 500, the performance of the Portfolio's holdings in the metals and mining group was noteworthy. Valuation and regulatory concern prompted a continued de-emphasis of multi-line utilities and diversified telecom companies.

For the quarter ended June 30, 2003, the Portfolio's total return was 13.54% compared to the 15.39% total return for the S&P 500. During the quarter, the S&P 500 posted its best quarterly return in five years, with favorable fiscal and monetary policy developments, progress in Iraq and signs of an improving economy contributing to a stronger market. The Portfolio's relative underperformance was attributable primarily to its lower exposure to higher-volatility, lower-quality stocks that were the strongest performers in the sharp market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belport Realty. As of June 30, 2004, real estate investments included two real estate joint ventures that operate multifamily properties (the Real Estate Joint Ventures) and a portfolio of Partnership Preference Units issued by partnerships affiliated with publicly traded real estate investment trusts (REITs). As of June 30, 2004, the estimated fair value of the Fund's real estate investments represented 24.6% of the Fund's total assets on a consolidated basis. After adjusting for minority interests in the Real Estate Joint Ventures, the Fund's real estate investments represented 28.6% of the Fund's net assets as of June 30, 2004.

In January 2004, one of Belport Realty's Real Estate Joint Ventures sold a property for approximately $41.3 million, for which Belport Realty recognized a gain of $4.3 million. Pursuant to the Real Estate Joint Venture's loan agreement with its lender, the proceeds from the sale must be reinvested in replacement assets in order to maintain certain collateral levels. Accordingly, during the quarter ended June 30, 2004, the Real Estate Joint Venture acquired a replacement property for approximately $36.2 million. The remaining portion of the sale proceeds is expected to be invested in another replacement property by the end of 2004.

Rental income from real estate operations of Belport Realty's Real Estate Joint Ventures decreased to $15.1 million for the quarter ended June 30, 2004 from $16.6 million for the quarter ended June 30, 2003, a decline of $1.5 million or 9%. This decrease in rental income resulted principally from fewer properties held for the full period by the Real Estate Joint Ventures as a result of the property sale discussed above and lower revenues from the remaining properties held by the Real Estate Joint Ventures. Rental revenues were adversely affected by lower rent rates, increased rent concessions and lower occupancy levels.

Property operating expenses for Belport's Real Estate Joint Ventures decreased to approximately $6.7 million for the quarter ended June 30, 2004 from approximately $7.2 million for the quarter ended June 30, 2003, a decrease of $0.5 million or 7% (property operating expenses are before certain operating expenses of Belport Realty of approximately $0.8 million for the quarter ended June 30, 2004 and approximately $1.3 million for the quarter ended June 30,
2003). The near-term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. As a result, Boston Management expects that multifamily real estate operating results in 2004 will continue to be similar to 2003.

At June 30, 2004, the estimated fair value of the real properties indirectly held through Belport Realty was $480.7 million compared to $475.5 million at June 30, 2003, a net increase of $5.2 million or 1%. The modest net increase was due to declines in capitalization rates, offset in part by lower near-term property earnings expectations. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or projected income levels to estimate the value of real estate investments.

The Fund saw unrealized appreciation in the estimated fair value of its other real estate investments (which includes Belport Realty's interests in Real Estate Joint Ventures) of approximately $2.5 million during the quarter ended June 30, 2004 compared to unrealized depreciation of approximately $2.2 million for the quarter ended June 30, 2003. During the quarter ended June 30, 2004, property values appreciated modestly due to declines in capitalization rates, offset in part by lower near-term property earnings expectations. During the quarter ended June 30, 2003, estimated property values declined due to declines in near-term earnings expectations and the economic downturn. However, declines in estimated asset values for multifamily properties generally were modest during the quarter ended June 30, 2003 as decreases in capitalization rates largely offset declining income level expectations.

During the quarter ended June 30, 2004, Belport Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units for approximately $5.3 million (including sales to other investment funds advised by Boston Management), recognizing a loss of $0.1 million. At June 30, 2004, the estimated fair value of Belport Realty's Partnership Preference Units totaled approximately $64.8 million compared to approximately $104.4 million at June 30, 2003, a decrease of $39.6 million or 38%. While the decrease in value was principally due to fewer Partnership Preference Units held at June 30, 2004, the decrease also reflects lower per unit values of the Partnership Preference Units held at June 30, 2004 due to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belport Realty during the quarter ended June 30, 2003 were no longer held at June 30, 2004. Boston Management expects this trend to continue through 2004.

The Fund saw unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $1.7 million during the quarter ended June 30, 2004 compared to unrealized appreciation of approximately $3.6 million for the quarter ended June 30, 2003. For the quarter ended June 30, 2004, net unrealized depreciation of $1.7 million consisted of approximately $1.6 million of unrealized depreciation as a result of decreases in per unit values of the Partnership Preference Units held by Belport Realty at June 30, 2004, and approximately $0.1 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the quarter ended June 30, 2004. During the quarter ended June 30, 2004, Partnership Preference Unit values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of outstanding Partnership Preference Units generally can be expected to decline. During the quarter ended June 30, 2003, Belport Realty's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in credit-sensitive income securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units for the quarter ended June 30, 2004 totaled $1.0 million compared to $2.2 million for the quarter ended June 30, 2003, a decrease of $1.2 million or 55%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter ended June 30, 2004.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended June 30, 2004, net realized and unrealized gains on the Fund's interest rate swap agreements totaled approximately $7.9 million, compared to net realized and unrealized losses of approximately $7.6 million for the quarter ended June 30, 2003. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2004 consisted of $9.2 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $1.3 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended June 30, 2003, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $5.3 million on swap agreement valuation changes and $2.3 million of swap agreement periodic payments. The positive contribution to Fund performance for the quarter ended June 30, 2004 from changes in swap agreement valuations was attributable to an increase in swap rates during the quarter. The negative impact on Fund performance for the quarter ended June 30, 2003 was attributable to a decline in swap rates during the quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND. The Fund's total return was 3.53% for the six months ended June 30, 2004. This return reflects an increase in the Fund's net asset value per share from $94.92 to $97.49 and a distribution of $0.76 per share during the period. For comparison, the S&P 500 had a total return of 3.44% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.08% during the period. Last year, the Fund had a total return performance of 7.74% for the six months ended June 30, 2003. This return reflected an increase in the Fund's net asset value per share from $76.75 to $81.94 and a distribution of $0.72 per share. For comparison, the S&P 500 had a total return of 11.75% over the same period. The performance of the Fund trailed that of the Portfolio by 0.45% during that period.

PERFORMANCE OF THE PORTFOLIO. For the six months ended June 30, 2004, the Portfolio's total return was 3.45%, in line with the 3.44% total return of the S&P 500. In the period, U.S. equity returns were supported by a strengthening economy and rising corporate profits. Geopolitical concerns, higher interest rates and rising inflation were negative factors that held back returns. In the period, small-cap stocks sharply outperformed large-caps and mid-caps, and value stocks performed modestly better than growth stocks.

The  Portfolio's  performance  during  the first six  months of 2004 was  driven primarily by its diversified industry exposure and positive stock selection. Concerns about future trends in consumer spending caused the Portfolio to trim its relative overweighting of the discretionary and staples sectors during the period. The Portfolio also decreased positions in healthcare and technology stocks during the period. The underweighting of semiconductor equipment and software industries added to performance. The Portfolio maintained an overweighting of industrials stocks, and benefited from advances in airfreight, machinery and building stocks. While the consumer staples and financials sectors generally did not perform well during the period, the Portfolio's holdings in those sectors were positive contributors to performance. Another positive contributor was the Portfolio's growing exposure to the energy sector. The Portfolio's oil exploration and gas investments benefited from the current supply-demand imbalances and associated energy price increases. The strong performance of the Portfolio's holdings in the cyclical metals and mining industries during the period was also noteworthy. The Portfolio continued to underweight the utilities and telecom sectors.

For the six months ended June 30, 2003, the Portfolio's total return was 8.19% compared to the 11.75% total return for the S&P 500. Market performance during the first six months of 2003 was volatile, with war angst, a questionable economic recovery and the SARS outbreak among the concerns weighing on investors toward the beginning of the year. From mid-March through the end of the period, the U.S. market rallied sharply, with favorable fiscal and monetary policy developments, progress in Iraq and signs of an improving economy contributing to the strength. The Portfolio's relative underperformance during the period was attributable primarily to its lower exposure to higher-volatility, lower-quality stocks that were the strongest performers in the market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. During the six months ended June 30, 2004, one of Belport Realty's Real Estate Joint Ventures sold a property for approximately $41.3 million and recognizing a gain of $4.3 million on the transaction. Pursuant to the Real Estate Joint Venture's loan agreement with its lender, the proceeds from the sale must be reinvested in replacement assets in order to maintain certain collateral levels. Accordingly, the Real Estate Joint Venture acquired a replacement property for approximately $36.2 million. The remaining portion of the sale proceeds is expected to be invested in another replacement property by the end of 2004.

Rental income from real estate operations for Belport Realty's Real Estate Joint Ventures decreased to $30.5 million for the six months ended June 30, 2004 from $33.2 million for the six months ended June 30, 2003, a decline of $2.7 million or 8%. This decrease in rental income resulted principally from fewer properties held by the Real Estate Joint Ventures for the full period as a result of the property sale discussed above and lower revenues from the other properties held by Belport Realty's Real Estate Joint Ventures. Rental revenues were adversely affected by lower rent rates, increased rent concessions and lower occupancy levels during the period. Property operating expenses for Belport's Real Estate Joint Ventures decreased to approximately $13.5 million for the six months ended June 30, 2004 from approximately $14.1 million for the six months ended June 30, 2003, a decrease of $0.6 million or 4% (property operating expenses are before certain operating expenses of Belport Realty of approximately $1.6 million for the six months ended June 30, 2004 and approximately $2.2 million for the six months ended June 30, 2003). The near-term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. As a result, Boston Management expects that multifamily real estate operating results in 2004 will continue to be similar to 2003.

At June 30, 2004, the estimated fair value of the real properties indirectly held through Belport Realty was $480.7 million compared to $475.5 million at June 30, 2003, a net increase of $5.2 million or 1%. The modest net increase was due to declines in capitalization rates, offset in part by lower near-term property earnings expectations.

The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes Belport Realty's interests in Real Estate Joint Ventures) of approximately $3.5 million during the six months ended June 30, 2004 compared to approximately $12.3 million in unrealized depreciation for the six months ended June 30, 2003. During the six months ended June 30, 2004, unrealized depreciation was principally due to the recharacterization of previously recorded unrealized appreciation to realized gains due to the January 2004 sale of a property owned by one of Belport Realty's Real Estate Joint Ventures, offset in part by modest increases in estimated property values. During the six months ended June 30, 2003, estimated property values declined due to declines in near-term earnings expectations and the economic downturn. However, declines in estimated asset values for multifamily properties generally were modest during the six months ended June 30, 2003 as decreases in capitalization rates largely offset declining earnings expectations.

During the six months ended June 30, 2004, Belport Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units for approximately $25.4 million (including sales to other investment funds advised by Boston Management), recognizing gains of $3.6 million on the transactions.

At June 30, 2004, the estimated fair value of Belport Realty's Partnership Preference Units totaled approximately $64.8 million compared to approximately $104.4 million at June 30, 2003, a decrease of $39.6 million or 38%. While the decrease in value was principally due to fewer Partnership Preference Units held at June 30, 2004, the decrease also reflects lower per unit values of the Partnership Preference Units held at June 30, 2004 due to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belport Realty during the six months ended June 30, 2003 were no longer held at June 30, 2004. As noted above, Partnership Preference Unit values can generally be expected to decline in a rising interest rate environment.

The Fund saw unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $6.7 million during the six months ended June 30, 2004 compared to unrealized appreciation of approximately $7.9 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, net unrealized depreciation of $6.7 million consisted of approximately $3.5 million of unrealized depreciation as a result of decreases in per unit values of the Partnership Preference Units held by Belport Realty at June 30, 2004 (as described above), and approximately $3.2 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the six months ended June 30, 2004. During the six months ended June 30, 2004, Partnership Preference Unit values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of outstanding Partnership Preference Units generally can be expected to decline. During the six months ended June 30, 2003, Belport Realty's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in credit-sensitive income securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units for the six months ended June 30, 2004 totaled $3.5 million compared to $4.4 million for the six months ended June 30, 2003, a decrease of $0.9 million or 21%. The decrease was principally due to fewer Partnership Preference Units held on average during the six months ended June 30, 2004 and to lower average distribution rates on the Partnership Preference Units, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the six months ended June 30, 2004, net realized and unrealized gains on the Fund's interest rate swap agreements totaled approximately $1.6 million, compared to net realized and unrealized losses of approximately $10.0 million for the six months ended June

30, 2003. Net realized and unrealized gains on swap agreements for the six months ended June 30, 2004 consisted of $4.2 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $2.6 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the six months ended June 30, 2003, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $5.5 million on swap agreement valuation changes and $4.5 million of swap agreement periodic payments. The positive contribution to Fund performance for the six months ended June 30, 2004 from changes in swap agreement valuations was attributable to an increase in swap rates during the quarter. The negative impact on Fund performance for the six months ended June 30, 2003 from changes in swap valuations was attributable to a decline in swap rates during the period.

(b) LIQUIDITY AND CAPITAL RESOURCES.
------------------------------------

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's equity in its real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of June 30, 2004, the Fund had outstanding borrowings of $218.5 million and unused loan commitments of $52.4 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $6.0 million. As of June 30, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $31.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                      for the Twelve Months Ended June 30,*

                                                                                                                      Estimated
                                                                                                                    Fair Value as
                                                                                                                     of June 30,
                                             2005-2008          2009            Thereafter        Total                 2004
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
------------------------------------------
Long-term debt:
------------------------------------------
Fixed-rate mortgages                                         $15,307,500       $345,800,000    $361,107,500         $389,700,000

Average interest rate                                                                  6.78%           6.78%
------------------------------------------
Variable-rate Credit Facility                                                  $218,500,000    $218,500,000         $218,500,000

Average interest rate                                                                  1.57%           1.57%
-----------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
------------------------------------------
Pay fixed/receive variable interest rate
swap agreements                                                                $190,887,000    $190,887,000         $  6,002,326

Average pay rate                                                                       4.08%           4.08%

Average receive rate                                                                   1.57%           1.57%
-----------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
------------------------------------------
Fixed-rate Partnership Preference Units:
------------------------------------------
Essex Portfolio, L.P., 7.875% Series B
Cumulative Redeemable Preferred Units,
Callable 12/31/09, Current Yield: 7.82%                                        $ 17,908,335    $ 17,908,335         $ 22,649,490

PSA Institutional Partners, L.P., 6.4%
Series NN Cumulative Redeemable
Perpetual Preferred Units, Callable
3/17/10, Current Yield: 7.04%                                                  $ 34,905,000    $ 34,905,000         $ 29,536,000

Vornado Realty, L.P., 7% Series D-10
Cumulative Redeemable Preferred Units,
Callable 11/17/08, Current Yield:
7.34%(1)                                                     $ 12,705,370                      $ 12,705,370         $ 12,616,940

* The amounts listed reflect the Fund's positions as of June 30, 2004. The Fund's current positions may differ.

(1) Belport Realty's interest in these Partnership Preference Units is held through Bel Holdings LLC.

ITEM 4. CONTROLS AND PROCEDURES.
--------------------------------

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

Although  in the  ordinary  course of  business,  the Fund,  Belport  Realty and
Belport Realty's controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------------------------------------

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund (less any applicable redemption fee). The right to redeem is available to all shareholders and all outstanding Fund shares are eligible (except for shares subject to an estate freeze election as described in Item 5 of the Fund's Report on Form 10-K for the fiscal year ending December 31, 2003). During each month in the quarter ended June 30, 2004, the total number of shares redeemed and the average price paid per share were as follows:

--------------------------------------------------------------------------------
                               Total No. of Shares         Average Price Paid
  Month Ended                      Redeemed(1)                 Per Share
--------------------------------------------------------------------------------
  April 30, 2004                   124,007.65                   $96.73
--------------------------------------------------------------------------------
  May 31, 2004                      37,995.92                   $93.85
--------------------------------------------------------------------------------
  June 30, 2004                     87,693.85                   $96.29
--------------------------------------------------------------------------------
  Total                            249,697.42                   $96.15
--------------------------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of security holders during the three months ended June 30, 2004.

ITEM 5. OTHER INFORMATION.
--------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
-----------------------------------------

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on August 9, 2004.





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