Form 10-Q
period 2004-09-30
BELPORT CAPITAL FUND LLC
filed 2004-11-09
CIK 1138602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2004
                                               ------------------

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

                                   YES  X      NO
                                       ---        ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                   YES  X      NO
                                       ---        ----

                            BELPORT CAPITAL FUND LLC
                               Index to Form 10-Q

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Consolidated Financial Statements                         3

          Condensed  Consolidated  Statements  of Assets
          and  Liabilities  as of September 30, 2004 (Unaudited)
          and December 31, 2003                                               3

          Condensed  Consolidated  Statements of Operations
          (Unaudited) for the Three Months Ended September 30, 2004
          and 2003 and for the Nine Months Ended September 30, 2004
          and 2003                                                            4

          Condensed  Consolidated  Statements  of  Changes in
          Net Assets for the Nine Months Ended  September 30, 2004
          (Unaudited)  and the Year Ended December 31, 2003                   6

          Condensed  Consolidated  Statements of Cash Flows
          (Unaudited) for the Nine Months Ended
          September 30, 2004 and 2003                                         7

          Financial  Highlights  (Unaudited) for the Nine Months
          Ended September 30, 2004                                            9

          Notes to Condensed  Consolidated  Financial Statements
          as of September 30, 2004 (Unaudited)                               10

Item 2.   Management's  Discussion  and  Analysis  of  Financial
          Condition  and Results of Operations                               16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         21

Item 4.   Controls and Procedures                                            23

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  23

Item 2.   Changes in Securities,  Use of Proceeds and Issuer
          Purchases of Equity Securities                                     23

Item 3.   Defaults Upon Senior Securities                                    24

Item 4.   Submission of Matters to a Vote of Security Holders                24

Item 5.   Other Information                                                  24

Item 6.   Exhibits and Reports on Form 8-K                                   24

SIGNATURES                                                                   25

EXHIBIT INDEX                                                                26

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
- --------------------------------------------------------------------------------

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                             September 30, 2004   December 31,
                                                (Unaudited)           2003
                                             ------------------ ----------------

Assets:
 Investment in Belvedere Capital Fund
  Company LLC (Belvedere Company)             $ 1,583,004,294   $ 1,611,769,203
 Investment in Partnership Preference Units       117,579,147        93,277,111
 Investment in other real estate                  490,151,151       484,704,890
 Short-term investments                             7,170,000         4,821,135
                                             ------------------ ----------------
Total investments                             $ 2,197,904,592   $ 2,194,572,339
 Cash                                              12,687,474         6,522,994
 Escrow deposits - restricted                       4,810,828         2,764,808
 Open interest swap agreements, at value              979,341         1,763,670
 Distributions and interest receivable                306,702           404,628
 Other assets                                       2,828,687         2,358,005
                                             ------------------ ----------------
Total assets                                  $ 2,219,517,624   $ 2,208,386,444
                                             ------------------ ----------------

Liabilities:
 Loan payable - Credit Facility               $   270,900,000   $   230,500,000
 Mortgages payable                                361,107,500       361,107,500
 Payable for Fund Shares redeemed                     962,696                 -
 Distributions payable to minority shareholders             -            16,800
 Special Distributions payable                              -                17
 Security deposits                                    878,771           863,503
 Swap interest payable                                 78,800           118,147
 Accrued expenses:
  Interest expense                                  2,107,583         2,141,722
  Property taxes                                    5,416,123         2,212,615
  Other expenses and liabilities                    2,124,519         2,224,975
 Minority interests in controlled subsidiaries     26,283,226        24,347,753
                                             ------------------ ----------------
Total liabilities                             $   669,859,218   $   623,533,032
                                             ------------------ ----------------

Net assets                                    $ 1,549,658,406   $ 1,584,853,412

                                             ------------------ ----------------
Shareholders' Capital                         $ 1,549,658,406   $ 1,584,853,412
                                             ------------------ ----------------

Shares outstanding                                 16,217,971        16,697,292
                                             ------------------ ----------------

Net asset value and redemption price per
 Share                                        $         95.55   $         94.92
                                             ------------------ ----------------

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                     Three Months        Three Months         Nine Months          Nine Months
                                                        Ended                Ended               Ended                Ended
                                                  September 30, 2004   September 30,2003   September 30, 2004   September 30, 2003
                                                  ------------------   -----------------   ------------------   ------------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $66,327, $44,380,
  $269,559 and $196,029, respectively)               $  5,968,963         $  5,295,899        $ 17,849,428         $ 15,217,949
 Interest allocated from Belvedere Company                 10,118               43,854              56,324              292,876
 Expenses allocated from Belvedere Company             (2,393,853)          (2,265,990)         (7,264,802)          (6,363,447)
                                                  ------------------   -----------------   ------------------   ------------------
 Net investment income allocated from
  Belvedere Company                                  $  3,585,228         $  3,073,763        $ 10,640,950         $  9,147,378
 Rental income                                         16,068,245           16,226,618          46,518,588           49,420,335
 Distributions from Partnership Preference Units        2,002,344            2,203,828           5,452,170            6,611,484
 Interest                                                  64,345               20,118             274,559              122,185
                                                  ------------------   -----------------   ------------------   ------------------
Total investment income                              $ 21,720,162         $ 21,524,327        $ 62,886,267         $ 65,301,382
                                                  ------------------   -----------------   ------------------   ------------------

Expenses:
 Investment advisory and administrative fees         $  1,435,242         $  1,359,990        $  4,277,969         $  4,038,850
 Property management fees                                 640,521              649,639           1,863,487            1,964,258
 Distribution and servicing fees                          758,512              695,626           2,317,692            1,978,503
 Interest expense on mortgages                          6,285,822            6,259,976          18,836,356           19,133,807
 Interest expense on Credit Facility                    1,121,445              776,631           2,638,300            2,729,725
 Property and maintenance expenses                      4,566,306            4,483,495          12,816,539           12,974,512
 Property taxes and insurance                           1,934,688            1,656,809           5,968,416            5,922,799
 Miscellaneous                                            481,167              171,115             772,218            1,009,392
                                                  ------------------   -----------------   ------------------   ------------------
Total expenses                                       $ 17,223,703         $ 16,053,281        $ 49,490,977         $ 49,751,846
Deduct-
 Reduction of investment advisory
  and administrative fees                            $    386,317              361,133        $  1,179,415         $  1,011,203
                                                  ------------------   -----------------   ------------------   ------------------
Net expenses                                         $ 16,837,386         $ 15,692,148        $ 48,311,562         $ 48,740,643
                                                  ------------------   -----------------   ------------------   ------------------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                             $  4,882,776         $  5,832,179        $ 14,574,705         $ 16,560,739
Minority interests in net income
 of controlled subsidiaries                              (455,411)            (642,577)         (1,285,406)          (1,845,742)
                                                  ------------------   -----------------   ------------------   ------------------
Net investment income                                $  4,427,365         $  5,189,602        $ 13,289,299         $ 14,714,997
                                                  ------------------   -----------------   ------------------   ------------------

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                     Three Months         Three Months         Nine Months          Nine Months
                                                        Ended                Ended                Ended                Ended
                                                  September 30, 2004   September 30, 2003   September 30, 2004   September 30, 2003
                                                  ------------------   ------------------   ------------------   ------------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions and foreign
  currency transactions allocated from
  Belvedere Company (identified cost basis)         $       4,950        $   1,052,602        $   8,676,322        $ (2,153,990)
 Investment transactions in Partnership
  Preference Units (identified cost basis)               (288,879)                   -            3,285,775                   -
 Investment transactions in other real estate
  (net of minority interests in realized gain
  (loss) of controlled subsidiaries of $33,073,
  $0, $1,304,340, $0, respectively)                       111,352                    -            4,391,466             323,384
 Interest rate swap agreements(1)                      (1,192,010)          (2,366,173)          (3,807,010)         (6,838,894)
                                                  ------------------   ------------------   ------------------   ------------------
Net realized gain (loss)                            $  (1,364,587)       $  (1,313,571)       $  12,546,553        $ (8,669,500)
                                                  ------------------   ------------------   ------------------   ------------------

Change in unrealized appreciation (depreciation) -
 Investments and foreign currency allocated
  from Belvedere Company (identified cost basis)    $ (38,494,617)       $  30,013,572        $     179,234        $138,258,490
 Investments in Partnership Preference Units
  (identified cost basis)                               2,319,789           (1,126,750)          (4,340,182)          6,747,650
 Investments in other real estate (net of minority
  interests in unrealized gain (loss) of controlled
  subsidiaries of $2,026,786, $(512,237) $(654,273)
  and $(8,578,672), respectively)                       5,880,607           (1,195,070)           2,425,196         (13,453,015)
 Interest rate swap agreements                         (5,022,985)           6,479,551             (784,329)            939,395
                                                  ------------------   ------------------   ------------------   ------------------
Net change in unrealized (depreciation)
 appreciation                                       $ (35,317,206)       $  34,171,303        $  (2,520,081)       $132,492,520
                                                  ------------------   ------------------   ------------------   ------------------

Net realized and unrealized gain (loss)             $ (36,681,793)       $  32,857,732        $  10,026,472        $123,823,020
                                                  ------------------   ------------------   ------------------   ------------------

Net (decrease) increase in net assets
 from operations                                    $ (32,254,428)       $  38,047,334        $  23,315,771       $138,538,017
                                                  ==================   ==================   ==================   ==================

(1) Amounts include periodic payments made in connection with interest rate swap agreements of $1,192,010, $2,366,173, $3,807,010 and $6,838,894,
     respectively (Note 5).

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                              Nine Months
                                                 Ended
                                           September 30, 2004     Year Ended
                                              (Unaudited)      December 31, 2003
                                           ------------------  -----------------
Increase (Decrease) in Net Assets:
 Net investment income                       $   13,289,299      $   19,648,844
 Net realized gain (loss) from investment
  transactions, foreign currency
  transactions and interest rate swap
  agreements                                     12,546,553         (10,022,550)
 Net change in unrealized (depreciation)
  appreciation of investments, foreign
  currency and interest rate swap agreements     (2,520,081)        309,086,814
                                           ------------------  -----------------
Net increase in net assets from operations   $   23,315,771      $  318,713,108
                                           ------------------  -----------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                   $    6,341,090      $    6,479,733
 Net asset value of Fund Shares redeemed        (52,162,076)        (52,613,896)
                                           ------------------  -----------------
Net decrease in net assets from Fund Share
 transactions                                $  (45,820,986)     $  (46,134,163)
                                           ------------------  -----------------

Distributions -
 Distributions to Shareholders               $  (12,689,791)     $  (12,367,580)
 Special Distributions to Shareholders                    -                 (17)
                                           ------------------  -----------------
Total distributions                          $  (12,689,791)     $  (12,367,597)
                                           ------------------  -----------------

Net (decrease) increase in net assets        $  (35,195,006)     $  260,211,348

Net assets:
 At beginning of period                      $1,584,853,412      $1,324,642,064
                                           ------------------  -----------------
 At end of period                            $1,549,658,406      $1,584,853,412
                                           ==================  =================

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                         Nine Months          Nine Months
                                                                            Ended                Ended
                                                                      September 30, 2004   September 30, 2003
                                                                      ------------------   ------------------
Cash Flows From (For) Operating Activities -
Net increase in net assets from operations                              $  23,315,771        $ 138,538,017
Adjustments to reconcile net increase in net assets from operations to net cash flows (for) from operating activities -
  Net investment income allocated from Belvedere Company                  (10,640,950)          (9,147,378)
  Increase in escrow deposits                                              (2,046,020)          (3,178,986)
  Decrease in receivable for investments sold                                       -           50,221,589
  (Increase) decrease in other assets                                        (470,682)             202,354
  Decrease in distributions and interest receivable                            97,926                   43
  (Decrease) increase  in interest payable for open swap agreements           (39,347)              14,880
  Decrease in security deposits, accrued interest and
   accrued other expenses and liabilities                                    (119,327)          (1,427,870)
  Increase in accrued property taxes                                        3,203,508            3,602,090
  Purchases of Partnership Preference Units                               (54,518,164)                   -
  Proceeds from sales of Partnership Preference Units                      29,161,721                    -
  Proceeds from sale of investment in other real estate                    41,336,126            5,356,755
  Payments for investments in other real estate                           (36,157,244)          (5,026,960)
  Improvements to rental property                                          (3,158,414)          (3,202,700)
  Net increase in investment in Belvedere Company                                   -          (41,000,000)
  Net interest incurred on interest rate swap agreements                   (3,807,010)          (6,838,894)
  Increase in short-term investments                                       (2,348,865)          (2,030,109)
  Minority interests in net income of controlled subsidiaries               1,285,406            1,845,742
  Net realized (gain) loss from investment transactions, foreign
   currency transactions and interest rate swap agreements                (12,546,553)           8,669,500
  Net change in unrealized (appreciation) depreciation of investments,
   foreign currency and interest rate swap agreements                       2,520,081         (132,492,520)
                                                                      ------------------   ------------------
Net cash flows (for) from operating activities                          $ (24,932,037)       $   4,105,553
                                                                      ------------------   ------------------

Cash Flows From (For) Financing Activities -
 Repayment of mortgage                                                  $           -        $      (6,411)
 Proceeds from Credit Facility                                             40,400,000            4,500,000
 Distributions paid to Shareholders                                        (6,348,718)          (5,887,847)
 Payments for Fund Shares redeemed                                         (2,937,965)          (3,143,412)
 Distributions paid to minority shareholders                                  (16,800)            (612,529)
                                                                      ------------------   ------------------
Net cash flows from (for) financing activities                          $  31,096,517        $  (5,150,199)
                                                                      ------------------   ------------------

Net increase (decrease) in cash                                         $   6,164,480        $  (1,044,646)

Cash at beginning of period                                             $   6,522,994        $   7,452,296
                                                                      ------------------   ------------------
Cash at end of period                                                   $  12,687,474        $   6,407,650
                                                                      ==================   ==================

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                         Nine Months          Nine Months
                                                                            Ended                Ended
                                                                      September 30, 2004   September 30, 2003
                                                                      ------------------   ------------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Interest paid on loan - Credit Facility                                $  2,586,235         $   2,480,614
  Interest paid on mortgages                                             $ 18,645,464         $  18,968,446
  Interest paid on swap agreements                                       $  3,846,357         $   6,824,014
  Market value of securities distributed in payment of
   redemptions                                                           $ 48,261,415         $  36,366,118
  Market value of real property and other assets, net
   of current liabilities, assumed in conjunction with
   acquisition of other real estate                                      $          -          $ 64,628,785
  Mortgage assumed in conjunction with acquisition of
   other real estate                                                     $          -          $ 59,601,825
  Market value of real property and other assets, net
   of current liabilities, disposed of in conjunction with
   sale of other real estate                                             $          -          $ 64,713,609
  Mortgage disposed of in conjunction with sale of
   other real estate                                                     $          -          $ 59,595,415

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC   as of September 30, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Highlights (Unaudited)

For the Nine Months Ended September 30, 2004
- --------------------------------------------------------------------------------
Net asset value - Beginning of period                                  $ 94.920
- --------------------------------------------------------------------------------

Income (loss) from operations
- --------------------------------------------------------------------------------
Net investment income(6)                                               $  0.804
Net realized and unrealized gain                                          0.586
- --------------------------------------------------------------------------------
Total income from operations                                           $  1.390
- --------------------------------------------------------------------------------

Distributions
- --------------------------------------------------------------------------------
Distributions to Shareholders                                          $ (0.760)
- --------------------------------------------------------------------------------
Total distributions                                                    $ (0.760)
- --------------------------------------------------------------------------------

Net asset value - End of period                                        $ 95.550
- --------------------------------------------------------------------------------

Total Return(1)                                                            1.47%
- --------------------------------------------------------------------------------

                                               As a Percentage  As a Percentage
                                               of Average Net   of Average Gross
Ratios                                           Assets(5)        Assets(2)(5)
- --------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs(7)          1.30%(9)           0.97%(9)
  Operating expenses(7)                          1.45%(9)           1.08%(9)
Belport Capital Fund LLC Expenses
  Interest and other borrowing costs(4)(8)       0.22%(9)           0.17%(9)
  Investment advisory and administrative
   fees, servicing fees and other Fund
   operating expenses(3)(4)                      1.10%(9)           0.82%(9)
- --------------------------------------------------------------------------------

Total expenses                                   4.07%(9)           3.04%(9)

Net investment income                            1.13%(9)           0.84%(9)
- --------------------------------------------------------------------------------

Supplemental Data
- --------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                           $ 1,549,658
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)         2.41%
- --------------------------------------------------------------------------------

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

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of September 30, 2004
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

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

2.  Estate Freeze

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

The allocation of Belport Capital's net asset value per Share at September 30, 2004 and December 31, 2003, between Preferred and Common Shares that have been restructured is as follows:

                              Per Share Value At         Per Share Value At
                               September 30, 2004         December 31, 2003
                           -----------------------------------------------------
                              Preferred     Common       Preferred     Common
Date of Contribution           Shares       Shares        Shares       Shares
- --------------------------------------------------------------------------------
     May 23, 2001              $95.55        $  -         $94.92        $  -
     July 26, 2001             $94.71        $0.84        $94.71        $0.21
   December 18, 2001           $91.87        $3.68        $91.87        $3.05

3.  Investment Transactions

The following table summarizes the Fund's investment transactions for the nine months ended September 30, 2004 and September 30, 2003:

                                                 Nine Months Ended     Nine Months Ended
         Investment Transaction                  September 30, 2004    September 30, 2003
- -----------------------------------------------------------------------------------------
Increases in investment in Belvedere Company        $          -          $ 41,000,000
Decreases in investment in Belvedere Company        $ 48,261,415          $ 36,366,118
Sales of other real estate(1)(4)                    $ 41,336,126          $  5,356,755
Acquisitions of other real estate(1)(4)             $ 36,157,244          $  5,026,960
Purchases of Partnership Preference Units(2)        $ 54,518,164          $          -
Sales of Partnership Preference Units(3)            $ 29,161,721          $          -
- -----------------------------------------------------------------------------------------

(1) In March 2003, Bel Oakbrook LLC (Bel Oakbrook), a wholly-owned subsidiary of Belport Realty Corporation (Belport Realty), acquired a 100% ownership interest in an office building. In May 2003, Belport Realty sold its interest in Bel Oakbrook to another investment fund advised by Boston Management and Research (Boston Management). A gain of $323,384 was recognized on the transaction.
(2) Purchases of Partnership Preference Units during the nine months ended September 30, 2004 represent Partnership Preference Units purchased from other investment funds advised by Boston Management. There were no purchases for the nine months ended September 30, 2003.
(3) Sales of Partnership Preference Units for the nine months ended September 30, 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a loss of $374,307 was recognized.
(4) In January 2004, a multifamily residential property owned by Monadnock Property Trust, LLC (Monadnock) was sold to a third party. Belport Realty recognized a gain of $4,391,466 on the transaction. In June 2004, Monadnock then acquired a replacement multifamily residential property with the proceeds from that sale.

4.  Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2004 and September 30, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                                 Nine Months         Nine Months
                                                                                    Ended               Ended
                                                                                September 30,       September 30,
                                                                                    2004                2003
- -------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio(1)                               $11,744,785,646     $ 9,775,572,306
The Fund's investment in Belvedere Company(2)                                  $ 1,583,004,294     $ 1,472,011,971
Income allocated to Belvedere Company from the Portfolio                       $   127,279,355     $   102,346,416
Income allocated to the Fund from Belvedere Company                            $    17,905,752     $    15,510,825
Expenses allocated to Belvedere Company from the Portfolio                     $    38,377,075     $    31,352,609
Expenses allocated to the Fund from Belvedere Company                          $     7,264,802     $     6,363,447
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to Belvedere Company from the portfolio                $    72,613,080     $   (10,803,952)
Net realized gain (loss) from investment transactions and foreign
 currency transactions allocated to the Fund from Belvedere Company            $     8,676,322     $    (2,153,990)
Net change in unrealized (depreciation) appreciation of investments and
 foreign currency allocated to Belvedere Company from the Portfolio            $   (18,939,820)    $   898,392,188
Net change in unrealized (depreciation) appreciation of investments and
 foreign currency allocated to the Fund from Belvedere Company                 $       179,234     $   138,258,490
- -------------------------------------------------------------------------------------------------------------------

(1) As of September 30, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 65.9% and 62.1% of the Portfolio's net assets, respectively.
(2) As of September 30, 2004 and 2003, the Fund's investment in Belvedere Company represents 13.5% and 15.1% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities, at September 30, 2004, December 31, 2003 and September 30, 2003 and its operations for the nine months ended September 30, 2004, for the year ended December 31, 2003 and for the nine months ended September 30, 2003 follows:

                             September 30,     December 31,      September 30,
                                 2004              2003              2003
                            ----------------------------------------------------
Investments, at value       $17,792,133,580   $17,584,390,762   $15,720,495,292
Other assets                     38,445,443        25,462,745        22,166,551
- --------------------------------------------------------------------------------
Total assets                $17,830,579,023   $17,609,853,507   $15,742,661,843
Loan Payable -
 Line of Credit                  15,200,000                 -                 -
Other liabilities                   218,380          264,502            241,245
- --------------------------------------------------------------------------------
Total liabilities           $    15,418,380   $      264,502    $       241,245
- --------------------------------------------------------------------------------
Net assets                  $17,815,160,643   $17,609,589,005   $15,742,420,598
================================================================================
Dividends and interest      $   197,869,361   $   232,925,912   $   166,725,898
- --------------------------------------------------------------------------------
Investment adviser fee      $    57,812,972   $    67,584,543   $    49,370,631
Other expenses                    1,911,200         2,295,653         1,730,334
- --------------------------------------------------------------------------------
Total expenses              $    59,724,172   $    69,880,196   $    51,100,965
- --------------------------------------------------------------------------------
Net investment income       $   138,145,189   $   163,045,716   $   115,624,933
Net realized gain (loss)
 from investment
 transactions and foreign
 currency transactions          118,172,446        70,909,770       (17,942,587)
Net change in unrealized
 appreciation (depreciation)
 of investments and foreign
 currency                       (29,473,230)    3,174,709,110     1,449,036,078
- --------------------------------------------------------------------------------
Net increase in net assets
 from operations            $   226,844,405   $ 3,408,664,596   $ 1,546,718,424
- --------------------------------------------------------------------------------

5.  Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at September 30, 2004 and December 31, 2003 are listed below.

            Notional                            Initial
            Amount                              Optional      Final         Unrealized           Unrealized
Effective   (000's     Fixed    Floating        Termination   Termination   Appreciation at      Appreciation at
  Date      omitted)   Rate     Rate            Date          Date          September 30, 2004   December 31, 2003
- ------------------------------------------------------------------------------------------------------------------

            $ 34,905   4.565%   LIBOR + 0.20%     3/05          6/10           $  200,315           $  170,784
              46,160   4.045%   LIBOR + 0.20%     2/10          6/10              115,815              326,668
             109,822   3.945%   LIBOR + 0.20%      -            6/10              663,211            1,266,218
- ------------------------------------------------------------------------------------------------------------------
Total                                                                          $  979,341           $1,763,670
- ------------------------------------------------------------------------------------------------------------------

6.  Segment Information

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

                                                            Tax-Managed
For the Three Months Ended                                    Growth              Real
September 30, 2004                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $   3,585,228      $  18,100,886       $  21,686,114
Interest expense on mortgages                                          -         (6,285,822)         (6,285,822)
Interest expense on Credit Facility                              (78,501)          (953,228)         (1,031,729)
Operating expenses                                              (288,087)        (8,312,770)         (8,600,857)
Minority interest in net income of controlled
 subsidiaries                                                          -           (455,411)            (455,411)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $   3,218,640      $   2,093,655       $   5,312,295
Net realized gain (loss)                                           4,950         (1,369,537)         (1,364,587)
Net change in unrealized appreciation (depreciation)         (38,494,617)         3,177,412         (35,317,205)
- ----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in net assets from
 operations of reportable segments                         $ (35,271,027)     $   3,901,530       $ (31,369,497)
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Three Months Ended                                    Growth              Real
September 30, 2003                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $   3,073,763      $ 18,446,362        $  21,520,125
Interest expense on mortgages                                          -        (6,259,976)          (6,259,976)
Interest expense on Credit Facility                              (66,129)         (679,437)            (745,566)
Operating expenses                                              (247,516)       (7,640,351)          (7,887,867)
Minority interest in net income of controlled
 subsidiaries                                                          -          (642,577)            (642,577)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $   2,760,118      $  3,224,021        $   5,984,139
Net realized gain (loss)                                       1,052,602        (2,366,173)          (1,313,571)
Net change in unrealized appreciation (depreciation)          30,013,572         4,157,731           34,171,303
- ----------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                       $  33,826,292      $  5,015,579        $  38,841,871
- ----------------------------------------------------------------------------------------------------------------

                                                            Tax-Managed
For the Nine Months Ended                                     Growth              Real
September 30, 2004                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $  10,640,950      $  52,173,774       $  62,814,724
Interest expense on mortgages                                          -        (18,836,356)        (18,836,356)
Interest expense on Credit Facility                             (184,681)        (2,242,555)         (2,427,236)
Operating expenses                                              (889,395)       (23,418,222)        (24,307,617)
Minority interest in net income of controlled
 subsidiaries                                                          -         (1,285,406)         (1,285,406)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $   9,566,874      $   6,391,235       $  15,958,109
Net realized gain                                              8,676,322          3,870,231          12,546,553
Net change in unrealized appreciation (depreciation)             179,234         (2,699,315)         (2,520,081)
- ----------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                       $  18,422,430      $   7,562,151       $  25,984,581
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Nine Months Ended                                     Growth              Real
September 30, 2003                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $   9,147,378      $  56,092,943       $  65,240,321
Interest expense on mortgages                                          -        (19,133,807)        (19,133,807)
Interest expense on Credit Facility                             (163,784)        (2,456,753)         (2,620,537)
Operating expenses                                              (723,599)       (23,918,452)        (24,642,051)
Minority interest in net income of controlled
   subsidiaries                                                        -         (1,845,742)         (1,845,742)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $   8,259,995      $   8,738,189       $  16,998,184
Net realized loss                                             (2,153,990)        (6,515,510)         (8,669,500)
Net change in unrealized appreciation (depreciation)         138,258,490         (5,765,970)        132,492,520
- ----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from
 operations of reportable segments                         $ 144,364,495      $  (3,543,291)      $ 140,821,204
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed           Real
At September 30, 2004                                     Growth Portfolio*       Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,583,004,294     $627,575,513        $2,210,579,807
Segment liabilities                                            17,563,849      629,383,532           646,947,381
- ----------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments            $1,565,440,445     $ (1,808,019)       $1,563,632,426
- ----------------------------------------------------------------------------------------------------------------

At December 31, 2003
- ----------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,611,769,203     $589,657,910        $2,201,427,113
Segment liabilities                                            16,596,400      598,192,300           614,788,700
- ----------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments            $1,595,172,803     $ (8,534,390)       $1,586,638,413
- ----------------------------------------------------------------------------------------------------------------

* Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                               Three Months         Three Months         Nine Months          Nine Months
                                                  Ended                Ended                Ended                Ended
                                               September 30,        September 30,        September 30,        September 30,
                                                  2004                 2003                 2004                 2003
                                            ----------------------------------------------------------------------------------
Revenue:
 Revenue from reportable segments              $ 21,686,114         $ 21,520,125         $ 62,814,724         $ 65,240,321
  Unallocated amounts:
   Interest earned on cash not invested in
    the portfolio or in subsidiaries
                                                     34,048                4,202               71,543               61,061
                                             ----------------------------------------------------------------------------------
Total revenue                                  $ 21,720,162         $ 21,524,327         $ 62,886,267         $ 65,301,382
                                             ----------------------------------------------------------------------------------
Net increase (decrease) in net assets from
 operations:
  Net (decrease) increase in net assets
   from operations of reportable segments      $(31,369,497)        $38,841,871          $ 25,984,581         $140,821,204
 Unallocated investment income:
  Interest earned on cash not invested in
   the portfolio or in subsidiaries                  34,048               4,202                71,543                61,06
Unallocated expenses(1):
 Distribution and servicing fees                   (758,512)           (695,626)           (2,317,692)          (1,978,503)
 Interest expense on Credit Facility                (89,716)            (31,065)             (211,064)            (109,188)
 Audit, tax and legal fees                          (47,261)            (48,505)             (129,281)            (163,967)
 Other operating expenses                           (23,490)            (23,543)              (82,316)             (92,590)
                                             ----------------------------------------------------------------------------------
Total net (decrease) increase in net assets
 from operations                               $(32,254,428)       $ 38,047,334         $  23,315,771         $138,538,017
                                             ----------------------------------------------------------------------------------

Net assets:                               September 30, 2004   December 31, 2003
                                          ------------------   -----------------
 Net assets of reportable segments          $1,563,632,426      $1,586,638,413
 Unallocated amounts:
  Cash(2)                                        1,767,817           2,138,196
  Short-term investments(2)                      7,170,000           4,821,135
  Loan payable-Credit Facility(3)              (22,738,278)         (8,568,222)
  Other liabilities                               (173,559)           (176,110)
                                          ------------------   -----------------
Total net assets                            $1,549,658,406      $1,584,853,412
                                          ------------------   -----------------

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belport Capital, and do not pertain to either operating segment.
(2) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.
(3) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. The actual results of Belport Capital Fund (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund's performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund's unaudited condensed consolidated financial statements and related notes in Item 1 above.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003

(a) RESULTS OF OPERATIONS.

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

PERFORMANCE OF THE FUND.1 The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return

- -----------------------
1 Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P
     500. It is not possible to invest directly in an Index.

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

The Fund's total return was -1.99% for the quarter ended September 30, 2004. This return reflects a decrease in the Fund's net asset value per share from $97.49 to $95.55 during the period. The total return of the S&P 500 was -1.87% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.05% during the period. Last year, the Fund had a total return performance of 2.72% for the quarter ended September 30, 2003. This return reflected an increase in the Fund's net asset value per share from $81.94 to $84.17 during the period. The S&P 500 had a total return of 2.65% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.37% during that period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended September 30, 2004, the Portfolio's total return was -2.04%, slightly lower than the S&P 500 Index, which posted a -1.87% return during the quarter. The third quarter of 2004 was disappointing for equity returns, as pre-election jitters and moderating earnings growth expectations in the face of rising oil prices and higher short-term interest rates weighed on the markets.

During the third quarter of 2004, value stocks generally outperformed growth stocks. The Portfolio's modest underperformance during this period was attributable in part to a relative underweight of the market's strongest performing industries, specifically electric utilities, diversified telecom and metals. Investor anxiety over higher short-term interest rates and the unrelenting surge in oil prices pressured economically sensitive sectors, particularly consumer discretionary and information technology stocks. The Portfolio benefited from a decreased exposure to media, specialty retail and semiconductor industries during the quarter ended September 30, 2004. The Portfolio's ongoing emphasis of the energy sector was also beneficial, as energy stocks advanced on record high oil prices. Within the financials sector, recognizing increased interest rate risk, the Portfolio redeployed assets in less interest-sensitive industries. The Portfolio's de-emphasis of pharmaceuticals was also helpful, given political and company specific headwinds faced by health care stocks in the third quarter of 2004.

For the quarter ended September 30, 2003, the Portfolio's total return was 2.35% compared to the 2.65% total return achieved by the S&P 500. Favorable fiscal and monetary policies, resilient consumer spending and positive earnings momentum contributed to the market's strength during the third quarter of 2003. The
Portfolio's stock selection and underweighting of the telecommunication and health care sectors were beneficial during the quarter ended September 30, 2003, but not sufficient to offset the impact of the Portfolio's underweighting during that quarter of the information technnology sector (the best performing sector during the quarter).

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belport Realty. As of September 30, 2004, real estate investments included two real estate joint ventures that operate multifamily properties (Real Estate Joint Ventures) and a portfolio of Partnership Preference Units issued by partnerships affiliated with publicly traded real estate investment trusts (REITs). As of September 30, 2004, the estimated fair value of the Fund's real estate investments represented 27.4% of the Fund's total assets on a consolidated basis. After adjusting for minority interests in the Real Estate Joint Ventures, the Fund's real estate investments represented 33.3% of the Fund's net assets as of September 30, 2004.

During the quarter ended September 30, 2004, rental income from real estate operations was approximately $16.1 million compared to $16.2 million for the quarter ended September 30, 2003, a decrease of $0.1 million or 1%. This decrease in rental income resulted principally from fewer properties held during the quarter by the Real Estate Joint Ventures as a result of the sale of a property held by one Real Estate Joint Venture during the first quarter of 2004, offset by the purchase of a replacement property in the second quarter of 2004. The decrease also resulted from lower revenues from the remaining properties held by the Real Estate Joint Ventures. Rental revenues were adversely affected by lower apartment rental rates and increased rent concessions during the quarter. For the quarter ended September 30, 2003, rental income decreased primarily from increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by the Real Estate Joint Ventures during the quarter.

During the quarter ended September 30, 2004, property operating expenses were approximately $7.1 million compared to approximately $6.8 million for the quarter ended September 30, 2003, an increase of 5% (property operating expenses are before certain operating expenses of Belport Realty of approximately $1.2 million for the quarter ended September 30, 2004 and $0.9 million for the quarter ended September 30, 2003). The net increase in property operating expenses was due to an 18% increase in property taxes and insurance expenses as well as a 2% increase in property and maintenance expenses during the quarter. The increase in property taxes and insurance expenses during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 was principally due to a one time insurance credit received in 2003. During the quarter ended September 30, 2003, property operating expenses decreased principally due to a 25% decrease in property taxes and insurance expense, offset in part by a 7% increase in property and maintenance expenses. The near-term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. Boston Management expects that multifamily real estate operating results for the remainder of 2004 will continue to be similar to 2003.

At September 30, 2004, the estimated fair value of the real properties indirectly held through Belport Realty was approximately $490.2 million compared to approximately $475.1 million at September 30, 2003, a net increase of $15.1 million or 3%. The net increase in estimated real property values at September 30, 2004 as compared to September 30, 2003 was due to declines in capitalization rates, offset in part by lower near term property earnings expectations. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or projected income levels to estimate the value of real estate investments. The decrease in estimated property values at September 30, 2003 as compared to September 30, 2002 resulted from declines in near term earnings expectations and the economic downturn. Decreases in capitalization rates partially offset declining income level expectations during the quarter.

During the quarter ended September 30, 2004, the Fund saw unrealized appreciation of the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $5.9 million compared to unrealized depreciation of approximately $1.2 million during the quarter ended September 30, 2003. Unrealized appreciation during the quarter ended September 30, 2004 consisted of approximately $5.9 million of unrealized appreciation resulting from increases in estimated property values. Unrealized depreciation during the quarter ended September 30, 2003 resulted from decreases in estimated property values during the quarter.

During the quarter ended September 30, 2004, Belport Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $3.8 million (including sales to other investment funds advised by Boston Management), recognizing a loss of approximately $0.3 million on the transactions. During the quarter ended September 30, 2004, Belport Realty also acquired interests in additional Partnership Preference Units (including acquisitions from other investment funds advised by Boston Management) totaling approximately $54.5 million. At September 30, 2004, the estimated fair value of Belport Realty's Partnership Preference Units totaled approximately $117.6 million compared to approximately $103.3 million at September 30, 2003, a net increase of $14.3 million or 14%. The net increase in value was principally due to the increase in the number of Partnership Preference Units held at September 30, 2004. At September 30, 2003, the estimated fair value of Partnership
Preference Units had increased due to low interest rates and tight spreads on real estate securities as compared to September 30, 2002.

During the quarter ended September 30, 2004, the Fund saw unrealized appreciation of the estimated fair value of its Partnership Preference Units of approximately $2.3 million compared to unrealized depreciation of approximately $1.1 million during the quarter ended September 30, 2003. The net unrealized appreciation of approximately $2.3 million during the third quarter of 2004 consisted of approximately $1.9 million of unrealized appreciation resulting from modest increases in per unit values of the Partnership Preference Units held by Belport Realty at September 30, 2004, and approximately $0.4 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation to realized losses due to sales of Partnership Preference Units during the quarter ended September 30, 2004.

Distributions from Partnership Preference Units for the quarter ended September 30, 2004 totaled approximately $2.0 million compared to approximately $2.2 million for the quarter ended September 30, 2003, a decrease of $0.2 million or 9%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter ended September 30, 2004. During the quarter ended September 30, 2003, distributions from Partnership Preference Units were unchanged compared to the same quarter in 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended September 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $6.2 million, compared to net realized and unrealized gains of approximately $4.1 million for the quarter ended September 30, 2003. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2004 consisted of $5.0 million of unrealized depreciation due to changes in swap agreement valuations and $1.2 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended September 30, 2003, net realized and unrealized gains on swap agreements consisted of unrealized appreciation of $6.5 million on swap agreement valuation changes, offset in part by $2.4 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended September 30, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The positive contribution to Fund performance for the quarter ended September 30, 2003 from changes in swap agreement valuations was attributable to an increase in swap rates during the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

PERFORMANCE OF THE FUND. The Fund's total return was 1.47% for the nine months ended September 30, 2004. This return reflects an increase in the Fund's net asset value per share from $94.92 to $95.55 and a distribution of $0.76 per share during the period. The S&P 500 had a total return of 1.51% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.14% during the period. Last year, the Fund had a total return performance of 10.68% for the nine months ended September 30, 2003. This return reflected an increase in the Fund's net asset value per share from $76.75 to $84.17 and a distribution of $0.72 per share. The S&P 500 had a total return of 14.71% over the same period. The performance of the Fund trailed that of the Portfolio by 0.06% during that period.

PERFORMANCE OF THE PORTFOLIO. For the nine months ended September 30, 2004, the Portfolio's total return was 1.33%, slightly lower than the S&P 500 Index, which returned 1.51% for the period. U.S. equity markets remained range-bound during the period, restrained by investor anxiety over higher short-term interest rates, rising energy prices and moderating consumer spending. Geopolitical and economic concerns were offset by low inflation levels, continued earnings strength and attractive valuations. Investors returned to quality, dividend-paying stocks, avoiding last year's high volatility, low quality investments. During the first nine months of 2004, mid-cap stocks outperformed large-caps and small-caps, and value stocks trounced growth investments.

The Portfolio's modest underperformance during this period was attributable in part to adverse stock selection within the market's lagging sectors. Investments within media, retail and health care service industries detracted from returns. The Portfolio maintained an overweight of industrials stocks and benefited from advances in airfreight, defense and machinery holdings. While the information technology and consumer staples sectors lagged the market during the first nine months of 2004, the Portfolio's allocation and investment selections within computer peripherals and food products were beneficial. The Portfolio's ongoing emphasis of the commodity-related investments in the energy and materials sectors was also positive, as stocks advanced on higher commodity prices. During the nine months ended September 30, 2004, the Portfolio continued to underweight the utilities and telecom sectors.

For the nine months ended September 30, 2003, the Portfolio's total return was 10.74% compared to the 14.71% total return achieved by the S&P 500. In March of 2003, equity markets began a sharp rally coincident with U.S. military success in Iraq and the development of stronger economic conditions domestically. The Portfolio's relative underperformance during the period was attributable primarily to its lower exposure to higher volatility, lower quality stocks that were the strongest performers in the market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. During the nine months ended September 30, 2004, one of Belport Realty's Real Estate Joint Ventures sold a property for approximately $41.3 million recognizing a gain of $4.4 million on the transaction. Pursuant to the Real Estate Joint Venture's loan agreement, the proceeds from the sale must be reinvested in replacement assets in order to maintain certain collateral levels. Accordingly, the Real Estate Joint Venture acquired a replacement property for approximately $36.2 million. In September 2004, the Real Estate Joint Venture entered into an agreement to purchase a second replacement property for approximately $12.7 million. The purchase will be funded in part by the remaining sale proceeds and also by additional capital contributions and is expected to close by the end of 2004.

During the nine months ended September 30, 2004, rental income from real estate operations was approximately $46.5 million compared to approximately $49.4 million for the nine months ended September 30, 2003, a net decrease of $2.9 million or 6%. This decrease in rental income resulted principally from fewer properties held by the Real Estate Joint Ventures for the full period as a result of the property sale discussed above and lower revenues from the other properties held by Belport Realty's Real Estate Joint Ventures. Rental revenues were adversely affected by lower rent rates, increased rent concessions and lower occupancy levels during the period. During the nine months ended September 30, 2003, rental income decreased primarily due to increased rent concessions or reduced apartment rents and lower occupancy levels at properties owned by the Real Estate Joint Ventures during the period.

During the nine months ended September 30, 2004, property operating expenses were approximately $20.6 million compared to approximately $20.9 million for the nine months ended September 30, 2003, a net decrease of $0.3 million or 1% (property operating expenses are before certain operating expenses of Belport Realty of approximately $2.8 million for the nine months ended September 30, 2004 and $3.0 million for the nine months ended September 30, 2003). The decrease in property operating expenses during the nine months ended September 30, 2004 was due to a modest decrease in property and maintenance expenses. During the nine months ended September 30, 2003, operating expenses increased due to a 9% increase in property and maintenance expenses offset in part by a 3% decrease in property taxes and insurance expense. The near term outlook for multifamily property operations continues to be weak. As discussed above, while the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets.

The estimated fair value of the real properties indirectly held through Belport Realty was approximately $490.2 million at September 30, 2004 compared to approximately $475.1 million at September 30, 2003, a net increase of $15.1 million or 3%. The net increase in estimated real property values at September 30, 2004 as compared to September 30, 2003 was due to declines in capitalization rates, offset in part by lower near term property earnings expectations. The decrease in estimated property values at September 30, 2003 as compared to September 30, 2002 resulted from declines in near term earnings expectations and the economic downturn. Declines in estimated property values were generally modest as decreases in capitalization rates partially offset declining income level expectations.

During the nine months ended September 30, 2004, the Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $2.4 million compared to unrealized depreciation of approximately $13.5 million during the nine months ended September 30, 2003. Net unrealized appreciation of $2.4 million for the nine months ended September 30, 2004 was due to modest increases in estimated property values partially offset by the recharacterization of previously unrealized appreciation to realized gains due to the January 2004 sale of a property owned by one of Belport Realty's Real Estate Joint Ventures. Unrealized depreciation during the nine months ended September 30, 2003 primarily resulted from decreases in estimated property values during the period.

During the nine months ended September 30, 2004, Belport Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $29.2 million (including sales to other investment funds advised by Boston Management), recognizing gains of approximately $3.3 million on the transactions. During the nine months ended September 30, 2004, Belport Realty also acquired interests in additional Partnership Preference Units from other investment funds advised by Boston Management totaling approximately $54.5 million. At September 30, 2004, the estimated fair value of Belport Realty's Partnership Preference Units totaled approximately $117.6 million compared to approximately $103.3 million at September 30, 2003, an increase of $14.3 million or 14%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, Partnership Preference Unit values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of outstanding Partnership Preference Units generally can be expected to decline. At September 30, 2003, the increase in the estimated fair value of Partnership Preference Units was principally due to low interest rates and tighter spreads on the real estate securities during the nine months ended September 30, 2003.

The Fund saw net unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $4.3 million during the nine months ended September 30, 2004 compared to unrealized appreciation of approximately $6.7 million for the nine months ended September 30, 2003. The net unrealized depreciation of approximately $4.3 million in the first nine months of 2004 consisted of approximately $1.6 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belport Realty during the period and approximately $2.7 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership

Preference Units during the nine months ended September 30, 2004. Unrealized appreciation during the nine months ended September 30, 2003 resulted from increases in per unit values of Partnership Preference Units during the period.

Distributions from Partnership Preference Units for the nine months ended September 30, 2004 totaled approximately $5.5 million compared to approximately $6.6 million for the nine months ended September 30, 2003, a decrease of $1.1 million or 17%. The decrease was principally due to fewer Partnership Preference Units held on average and to lower average distribution rates on the Partnership Preference Units held during the nine months ended September 30, 2004, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units. During the nine months ended September 30, 2003, distributions from Partnership Preference Units were unchanged compared to the same period in 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the nine months ended September 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $4.6 million, compared to net realized and unrealized losses of approximately $5.9 million for the nine months ended September 30, 2003. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2004 consisted of $0.8 million of unrealized depreciation due to changes in swap agreement valuations and $3.8 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the nine months ended September 30, 2003, net realized and unrealized losses on swap agreements consisted of unrealized appreciation of $0.9 million on swap agreement valuation changes, offset by $6.8 million of swap agreement periodic payments. The negative impact on Fund performance for the nine months ended September 30, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The positive contribution to Fund performance for the nine months ended September 30, 2003 from changes in swap valuations was attributable to a modest increase in swap rates during the period.

(b) LIQUIDITY AND CAPITAL RESOURCES.

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2004, the Fund had outstanding borrowings of $270.9 million and no unused loan commitments under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $1.0 million. As of September 30, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $25.4 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire Belport Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                   for the Twelve Months Ended September 30,*

                                                                                                                      Estimated
                                                                                                                      Fair Value
                                                                                                                         as of
                                                         2005-2008       2009       Thereafter        Total       September 30, 2004
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
- ------------------------
Long-term debt:
- ------------------------
Fixed-rate mortgages                                                 $15,307,500  $345,800,000     $361,107,500      $401,000,000

Average interest rate                                                       7.89%         6.73%            6.78%
- ------------------------
Variable-rate Credit Facility                                                     $270,900,000     $270,900,000      $270,900,000

Average interest rate                                                                     2.07%            2.07%
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
- ------------------------
Pay fixed/receive variable interest rate
swap agreements                                                                   $190,887,000     $190,887,000      $    979,341

Average pay rate                                                                          4.08%            4.08%

Average receive rate                                                                      2.04%            2.04%
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
- ------------------------
Fixed-rate Partnership Preference Units:
- ------------------------
Camden Operating, L.P., 7.0% Series B
Cumulative Redeemable Perpetual Preferred
Units, Callable 12/2/08, Current
Yield:  7.16%                                                        $16,916,830                   $ 16,916,830      $ 17,115,000

Colonial Realty Limited Partnership, 7.25%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable 2/24/09, Current
Yield: 7.42%                                                         $19,274,040                   $ 19,274,040      $ 19,532,000

Essex Portfolio, L.P., 7.875% Series B
Cumulative Redeemable Preferred Units,
Callable 12/31/09, Current Yield: 7.83%                                           $ 17,908,335     $ 17,908,335      $ 22,626,990

PSA Institutional Partners, L.P., 6.4% Series
NN Cumulative Redeemable Perpetual
Preferred Units, Callable 3/17/10, Current
Yield: 6.82%                                                                      $ 32,220,000     $ 32,220,000      $ 28,140,000

Regency Centers, L.P., 9.125% Series D
Cumulative Redeemable Preferred Units,
Callable 9/29/04, Current Yield: 9.02%                $18,327,294                                  $ 18,327,294      $ 18,207,000

Vornado Realty, L.P., 7.0% Series D-10
Cumulative Redeemable Preferred Units,
Callable 11/17/08, Current Yield: 7.02%(1)                           $11,329,133                   $ 11,329,133      $ 11,958,157

* The amounts listed reflect the Fund's positions as of September 30, 2004. The Fund's current positions may differ.

(1) Belport Realty's interest in these Partnership Preference Units is held through Bel Holdings LLC.

ITEM 4. CONTROLS AND PROCEDURES.

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund (less any applicable redemption fee). The right to redeem is available to all shareholders and all outstanding Fund shares are eligible (except for shares subject to an estate freeze election as described in Item 5 of the Fund's Annual Report on Form 10-K for the fiscal year ending December 31, 2003). During each month in the quarter ended September 30, 2004, the total number of shares redeemed and the average price paid per share were as follows:

                      Total No. of Shares    Average Price Paid
  Month Ended             Redeemed(1)             Per Share
- -----------------------------------------------------------------
  July 31, 2004            68,863.232              $93.75
- -----------------------------------------------------------------
  August 31, 2004         103,923.100              $93.24
- -----------------------------------------------------------------
  September 30, 2004       40,257.619              $91.08
- -----------------------------------------------------------------
  Total                   213,043.950              $92.04
- -----------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended September 30, 2004.

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

     31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 9, 2004.



                                BELPORT CAPITAL FUND LLC



                                /s/ Michelle A. Green
                                ---------------------
                                Michelle A. Green
                                Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial Officer)

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