Form 10-Q
period 2005-03-31
BELPORT CAPITAL FUND LLC
filed 2005-05-10
CIK 1138602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the quarterly period ended March 31, 2005

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

                                                                            Page

PART I      FINANCIAL INFORMATION............................................ 1

Item 1.     Financial Statements............................................. 1

            Condensed Consolidated Statements of Assets and Liabilities
            as of March 31, 2005 (Unaudited) and December 31, 2004........... 3

            Condensed Consolidated Statements of Operations (Unaudited)
            for the Three Months Ended March 31, 2005 and 2004............... 4

            Condensed Consolidated Statements of Changes in Net Assets
            for the Three Months Ended March 31, 2005 (Unaudited) and
            the Year Ended December 31, 2004................................. 6

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months Ended March 31, 2005 and 2004............... 7

            Financial Highlights (Unaudited) for the Three Months Ended
            March 31, 2005................................................... 9

            Notes to Condensed Consolidated Financial Statements as of
            March 31, 2005 (Unaudited).......................................10

Item 2.     Management's Discussion and Analysis of Financial Condition
            (MD&A) and Results of Operations.................................16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......19

Item 4.     Controls and Procedures..........................................21

PART II     OTHER INFORMATION................................................22

Item 1.     Legal Proceedings................................................22

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds......22

Item 3.     Defaults Upon Senior Securities..................................22

Item 4.     Submission of Matters to a Vote of Security Holders..............22

Item 5.     Other Information................................................22

Item 6.     Exhibits.........................................................22

SIGNATURES...................................................................23

EXHIBIT INDEX................................................................24

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
--------------------------------------------------------------------------------

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities


                                                                              March 31, 2005                  December 31,
                                                                                (Unaudited)                       2004
                                                                        ----------------------------   ----------------------------
Assets:
    Investment in Belvedere Capital Fund Company LLC
       (Belvedere Company)                                                          $ 1,634,980,131                $ 1,685,083,562
    Investment in Partnership Preference Units                                           72,300,314                     80,477,748
    Investment in other real estate                                                     562,082,076                    509,700,473
    Short-term investments                                                               10,569,000                      4,362,000
                                                                        ----------------------------   ----------------------------
Total investments                                                                   $ 2,279,931,521                $ 2,279,623,783
    Cash                                                                                  7,959,061                      6,014,571
    Escrow deposits - restricted                                                          4,430,548                      3,557,811
    Open interest swap agreements, at value                                               6,449,462                      2,214,924
    Distributions and interest receivable                                                   306,491                        306,635
    Other assets                                                                          2,083,114                      2,191,940
                                                                        ----------------------------   ----------------------------
Total assets                                                                        $ 2,301,160,197                $ 2,293,909,664
                                                                        ----------------------------   ----------------------------

Liabilities:
    Loan payable - Credit Facility                                                  $   245,900,000                $   235,900,000
    Mortgages payable                                                                   361,107,500                    361,107,500
    Payable for Fund Shares redeemed                                                             17                              -
    Security deposits                                                                       914,024                        925,906
    Swap interest payable                                                                    38,325                         54,285
    Accrued expenses:
       Interest expense                                                                   2,161,303                      2,143,706
       Property taxes                                                                     4,209,939                      2,965,474
       Other expenses and liabilities                                                     3,807,781                      2,381,892
    Minority interests in controlled subsidiaries                                        43,777,215                     30,670,394
                                                                        ----------------------------   ----------------------------
Total liabilities                                                                   $   661,916,104                $   636,149,157
                                                                        ----------------------------   ----------------------------

Net assets                                                                          $ 1,639,244,093                $ 1,657,760,507

                                                                        ----------------------------   ----------------------------
Shareholders' Capital                                                               $ 1,639,244,093                $ 1,657,760,507
                                                                        ----------------------------   ----------------------------

Shares outstanding                                                                       15,884,500                     15,947,288
                                                                        ----------------------------   ----------------------------

Net asset value and redemption price per Share                                      $        103.20                $        103.95
                                                                        ----------------------------   ----------------------------

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                                       Three Months                  Three Months
                                                                           Ended                        Ended
                                                                         March 31,                    March 31,
                                                                           2005                          2004
                                                                ---------------------------- -----------------------------
Investment Income:
    Dividends allocated from Belvedere Company
      (net of foreign taxes of $65,169 and
      $67,633, respectively)                                           $  6,767,252                   $ 5,655,611
    Interest allocated from Belvedere Company                                49,615                        27,444
    Expenses allocated from Belvedere Company                            (2,461,536)                   (2,452,071)
                                                                ---------------------------- -----------------------------
    Net investment income allocated from
      Belvedere Company                                                $  4,355,331                   $ 3,230,984
    Rental income                                                        16,892,050                    15,305,001
    Distributions from Partnership Preference Units                         911,510                     2,486,858
    Interest                                                                104,137                       107,547
                                                                ---------------------------- -----------------------------
Total investment income                                                $ 22,263,028                  $ 21,130,390
                                                                ---------------------------- -----------------------------

Expenses:
    Investment advisory and administrative fees                        $  1,461,712                  $  1,431,926
    Property management fees                                                673,033                       612,421
    Distribution and servicing fees                                         788,075                       789,880
    Interest expense on mortgages                                         6,220,912                     6,223,035
    Interest expense on Credit Facility                                   1,699,820                       776,436
    Property and maintenance expenses                                     4,786,814                     4,180,810
    Property taxes and insurance                                          2,265,506                     1,998,910
    Miscellaneous                                                         1,073,311                       136,329
                                                                ---------------------------- -----------------------------
Total expenses                                                         $ 18,969,183                  $ 16,149,747
Deduct-
    Reduction of investment advisory
      and administrative fees                                          $    400,090                  $    398,439
                                                                ---------------------------- -----------------------------
Net expenses                                                           $ 18,569,093                  $ 15,751,308
                                                                ---------------------------- -----------------------------
Net investment income before
    minority interests in net income of
    controlled subsidiaries                                            $  3,693,935                   $ 5,379,082
Minority interests in net income
    of controlled subsidiaries                                             (369,736)                     (413,957)
                                                                ---------------------------- -----------------------------
Net investment income                                                  $  3,324,199                   $ 4,965,125
                                                                ---------------------------- -----------------------------

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                                            Three Months                 Three Months
                                                                                Ended                        Ended
                                                                              March 31,                    March 31,
                                                                                2005                         2004
                                                                       ---------------------------- ----------------------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
   Investment transactions, securities sold short and
     foreign currency transactions allocated from
     Belvedere Company (identified cost basis)                            $    (977,044)                  $   5,949,484
   Investment transactions in Partnership
     Preference Units (identified cost basis)                                 1,005,494                       3,661,719
   Investment transactions in other real estate (net of
     minority interests in realized gain of controlled
     subsidiary of $0 and $1,304,340, respectively)                                   -                       4,280,114
   Interest rate swap agreements (1)                                           (625,247)                     (1,280,658)
                                                                       ---------------------------- ----------------------------
Net realized (loss) gain                                                  $    (596,797)                  $  12,610,659
                                                                       ---------------------------- ----------------------------

Change in unrealized appreciation
   (depreciation) -
     Investments, securities shold short and foreign
      currency allocated from Belvedere Company
      (identified cost basis)                                             $ (38,069,579)                  $  24,452,718
     Investments in Partnership Preference Units
      (identified cost basis)                                                   331,454                      (4,979,750)
     Investments in other real estate (net of minority
      interests in unrealized appreciation (depreciation) of
       controlled subsidiaries of $12,737,086 and
       $(4,224,810), respectively)                                           38,580,345                      (5,943,768)
     Interest rate swap agreements                                            4,234,538                      (4,952,483)
                                                                       ---------------------------- ----------------------------
Net change in unrealized appreciation (depreciation)                      $   5,076,758                   $   8,576,717
                                                                       ---------------------------- ----------------------------

Net realized and unrealized gain                                          $   4,479,961                   $  21,187,376
                                                                       ---------------------------- ----------------------------
Net increase in net assets from operations                                $   7,804,160                   $  26,152,501
                                                                       ============================ ============================

(1) Amounts represent periodic payments made in connection with interest rate swap agreements (Note 5).

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                                                 Three Months
                                                                                    Ended
                                                                                  March 31,                    Year Ended
                                                                                     2005                     December 31,
                                                                                 (Unaudited)                      2004
                                                                          ---------------------------  ----------------------------
Increase (Decrease) in Net Assets:
    Net investment income                                                     $     3,324,199                $    19,064,333
    Net realized (loss) gain from investment transactions, securities sold short, foreign currency transactions and interest rate
      swap agreements                                                                (596,797)                    40,482,717
    Net change in unrealized appreciation (depreciation) of
      investments, securities sold short, foreign currency and
      interest rate swap agreements                                                 5,076,758                     99,132,913
                                                                          ---------------------------  ----------------------------
Net increase in net assets from operations                                    $     7,804,160                $   158,679,963
                                                                          ---------------------------  ----------------------------

Transactions in Fund Shares -
    Net asset value of Fund Shares issued to Shareholders in
      payment of distributions declared                                       $     9,945,092                $     6,341,090
    Net asset value of Fund Shares redeemed                                       (16,543,777)                   (79,424,167)
                                                                          ---------------------------  ----------------------------
Net decrease in net assets from Fund Share transactions                       $    (6,598,685)               $   (73,083,077)
                                                                          ---------------------------  ----------------------------

Distributions -
    Distributions to Shareholders                                             $   (19,721,889)               $   (12,689,791)
                                                                          ---------------------------  ----------------------------
Total distributions                                                           $   (19,721,889)               $   (12,689,791)
                                                                          ---------------------------  ----------------------------

Net (decrease) increase in net assets                                         $   (18,516,414)               $    72,907,095

Net assets:
    At beginning of period                                                    $ 1,657,760,507                $ 1,584,853,412
                                                                          ---------------------------  ----------------------------
    At end of period                                                          $ 1,639,244,093                $ 1,657,760,507
                                                                          ===========================  ============================

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Three Months              Three Months
                                                                                         Ended                     Ended
                                                                                       March 31,                 March 31,
                                                                                         2005                      2004
                                                                               ------------------------- -------------------------
Cash Flows From (For) Operating Activities -
Net increase in net assets from operations                                          $  7,804,160               $  26,152,501
Adjustments to reconcile net increase in net assets from operations to net cash flows from operating activities -
    Net investment income allocated from Belvedere Company                            (4,355,331)                 (3,230,984)
    Increase in escrow deposits                                                         (872,737)                 (1,151,992)
    Decrease in other assets                                                             108,826                     197,037
    Decrease in distributions and interest receivable                                        144                     404,406
    (Decrease) increase  in interest payable for open swap agreements                    (15,960)                      1,624
    Increase (decrease) in security deposits, accrued interest and
     accrued other expenses and liabilities                                            1,431,604                    (534,495)
    Increase in accrued property taxes                                                 1,244,465                   1,412,298
    Purchase of Partnership Preference Units                                         (10,000,000)                          -
    Proceeds from sales of Partnership Preference Units                               19,514,382                  20,065,614
    Proceeds from sale of investment in other real estate                                      -                  41,336,126
    Improvements to rental property                                                   (1,064,173)                   (615,119)
    Interest incurred on interest rate swap agreements                                  (625,247)                 (1,280,658)
    Increase in short-term investments                                                (6,207,000)                 (1,155,865)
    Minority interests in net income of controlled subsidiaries                          369,736                     413,957
    Net realized loss (gain) from investment transactions, securities sold
     short, foreign currency transactions and interest rate swap agreements              596,797                 (12,610,659)
    Net change in unrealized (appreciation) depreciation of investments,
     securities sold short, foreign currency and interest rate swap agreements        (5,076,758)                 (8,576,717)
                                                                              ------------------------- -------------------------
Net cash flows from operating activities                                            $  2,852,908               $  60,827,074
                                                                               ------------------------- -------------------------

Cash Flows From (For) Financing Activities -
   Proceeds from Credit Facility                                                    $ 20,000,000               $   2,000,000
   Repayment of Credit Facility                                                      (10,000,000)                (14,000,000)
   Distributions paid to Shareholders                                                 (9,776,797)                 (6,348,718)
   Payments for Fund Shares redeemed                                                  (1,131,621)                 (1,010,346)
   Distributions paid to minority shareholders                                                 -                     (16,800)
                                                                               ------------------------- -------------------------
Net cash flows for financing activities                                             $   (908,418)              $ (19,375,864)
                                                                               ------------------------- -------------------------

Net increase in cash                                                                $  1,944,490               $  41,451,210

Cash at beginning of period                                                         $  6,014,571               $   6,522,994
                                                                               ------------------------- -------------------------
Cash at end of period                                                               $  7,959,061               $  47,974,204
                                                                               ========================= =========================

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                   Three Months               Three Months
                                                                                      Ended                      Ended
                                                                                     March 31,                 March 31,
                                                                                       2005                       2004
                                                                             -------------------------  -------------------------
Supplemental Disclosure and Non-cash Investing and
     Financing Activities -
      Interest paid on loan - Credit Facility                                    $  1,681,071                  $    756,868
      Interest paid on mortgages                                                 $  6,148,541                  $  6,155,627
      Interest paid on swap agreements                                           $    641,207                  $  1,279,034
      Market value of securities distributed in payment of
        redemptions                                                              $ 15,412,139                  $  5,843,403

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of March 31, 2005
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights (Unaudited)

For the Three Months Ended March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                     $  103.950
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
------------------------------------------------------------------------------------------------------------------------------------
Net investment income (1)                                                                                 $    0.209
Net realized and unrealized gain                                                                               0.281
------------------------------------------------------------------------------------------------------------------------------------
Total income from operations                                                                              $    0.490
------------------------------------------------------------------------------------------------------------------------------------

Distributions
------------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                             $   (1.240)
------------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                       $   (1.240)
------------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                           $  103.200
------------------------------------------------------------------------------------------------------------------------------------

Total Return (2)                                                                                                0.52%
------------------------------------------------------------------------------------------------------------------------------------


                                                                                   As a Percentage           As a Percentage
                                                                                    of Average Net           of Average Gross
Ratios                                                                                 Assets(3)              Assets (3)(8)
------------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
    Interest and other borrowing costs  (4)                                            1.26%  (9)               0.94%  (9)
    Operating expenses  (4)                                                            1.70%  (9)               1.28%  (9)
Belport Capital Fund LLC Expenses
    Interest and other borrowing costs  (5)(6)                                         0.43%  (9)               0.32%  (9)
    Investment advisory and administrative fees, distribution and
     servicing fees and other Fund operating expenses (5)(7)                           1.13%  (9)               0.84%  (9)
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                         4.52%  (9)               3.38%  (9)

Net investment income                                                                  0.83%  (9)               0.62%  (9)
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
------------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                 $   1,639,244
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                                                 0.12%
------------------------------------------------------------------------------------------------------------------------------------

(1)  Calculated using average shares outstanding.
(2) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(3) For the purpose of calculating ratios, the income and expenses of Belport Realty Corporation's (Belport Realty) controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belport Realty.
(4) Includes Belport Realty's proportional share of expenses incurred by its controlled subsidiaries.
(5) Includes the expenses of Belport Capital Fund LLC (Belport Capital) and Belport Realty. Does not include expenses of Belport Realty's controlled subsidiaries.
(6) Ratios do not include interest incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.
(7) Includes Belport Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.
(8) Average Gross Assets is defined as the average daily amount of all assets of Belport Capital (including Belport Capital's interest in Belvedere Company and Belport Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belport Realty controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belport Realty.
(9)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of March 31, 2005
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The balance sheet at December 31, 2004 and the statement of changes in net assets for the year then ended have been derived from the December 31, 2004 audited financial statements but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

The allocation of Belport Capital's net asset value per Share of $103.20 and $103.95 as of March 31, 2005 and December 31, 2004, respectively, between Preferred and Common Shares that have been restructured is as follows:

                                     Per Share Value At                        Per Share Value At
                                       March 31, 2005                          December 31, 2004
                              ---------------------------------------------------------------------------------
Date of Contribution        Preferred Shares    Common Shares          Preferred Shares    Common Shares
---------------------------------------------------------------------------------------------------------------
May 23, 2001                     $103.20           $  -                    $103.46              $0.49
July 26, 2001                    $ 98.22           $4.98                   $ 98.97              $4.98
December 18, 2001                $ 98.37           $4.83                   $ 99.12              $4.83

3    Investment Transactions

The following table summarizes the Fund's investment transactions, other than short-term obligations, for the three months ended March 31, 2005 and March 31, 2004:

                        Investment Transaction                            Three Months Ended        Three Months Ended
                                                                            March 31, 2005            March 31, 2004
-------------------------------------------------------------------------------------------------------------------------
Decreases in investment in Belvedere Capital
 Fund Company LLC (Belvedere Company)                                      $ 15,412,139               $  5,843,403
Purchases of Partnership Preference Units                                  $ 10,000,000               $          -
Sales of Partnership Preference Units (1)                                  $ 19,514,382               $ 20,065,614
Sales of other real estate (2)                                             $          -               $ 41,336,126
-------------------------------------------------------------------------------------------------------------------------

(1) Sales of Partnership Preference Units for the three months ended March 31, 2005 and March 31, 2004, include Partnership Preference Units sold to other investment funds advised by Boston Management and Research (Boston Management) for which gains of $1,005,494 and $1,637, respectively, were recognized.
(2) In January 2004, a multifamily residential property owned by Monadnock Property Trust, LLC (Monadnock) was sold to a third party for which a gain of $4,280,114 was recognized.

4    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the three months ended March 31, 2005 and March 31, 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                              Three Months           Three Months
                                                                                 Ended                  Ended
                                                                             March 31, 2005         March 31, 2004
-----------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio (1)                           $ 12,584,989,585        $ 11,520,846,141
The Fund's investment in Belvedere Company (2)                              $  1,634,980,131        $  1,639,558,986
Income allocated to Belvedere Company from the Portfolio                    $     52,138,985        $     39,365,471
Income allocated to the Fund from Belvedere Company                         $      6,816,867        $      5,683,055
Expenses allocated to Belvedere Company from the Portfolio                  $     14,031,081        $     12,634,511
Expenses allocated to the Fund from Belvedere Company                       $      2,461,536        $      2,452,071
Net realized (loss) gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere
 Company from the Portfolio                                                 $     (7,321,051)       $     41,048,575
Net realized (loss) gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from
 Belvedere Company                                                          $      (977,044)        $      5,949,484
Net change in unrealized (depreciation) appreciation of investments, securities sold short and foreign currency allocated to Belvedere
 Company from the Portfolio                                                 $  (280,637,975)        $    163,577,455
Net change in unrealized (depreciation) appreciation of investments, securities sold short and foreign currency allocated to the Fund
 from Belvedere Company                                                     $   (38,069,579)        $    24,452,718
-----------------------------------------------------------------------------------------------------------------------

(1) As of March 31, 2005 and 2004, the value of Belvedere Company's interest in the Portfolio represents 67.7% and 63.9% of the Portfolio's net assets, respectively.
(2) As of March 31, 2005 and 2004, the Fund's investment in Belvedere Company represents 13.0% and 14.2% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2005, December 31, 2004 and March 31, 2004 and its operations for the three months ended March 31, 2005, for the year ended December 31, 2004 and for the three months ended March 31, 2004 follows:

                                                March 31,             December 31,            March 31,
                                                   2005                   2004                   2004
                                           -----------------------------------------------------------------
Investments, at value                      $ 18,468,165,880        $ 19,139,242,713        $ 18,003,359,532
Other assets                                    119,669,991             199,253,595              25,944,066
------------------------------------------------------------------------------------------------------------
Total assets                               $ 18,587,835,871        $ 19,338,496,308       $ 18,029,303,598
------------------------------------------------------------------------------------------------------------
Loan payable - Line of Credit              $      4,200,000        $              -       $              -
Securities sold short, at value                           -             197,010,000                      -
Other liabilities                                   125,209                 343,906                254,697
------------------------------------------------------------------------------------------------------------
Total liabilities                          $      4,325,209        $    197,353,906       $        254,697
------------------------------------------------------------------------------ -----------------------------
Net assets                                 $ 18,583,510,662        $ 19,141,142,402       $ 18,029,048,901
============================================================================================================
Dividends and interest                     $     77,449,217        $    292,265,206       $     62,101,320
------------------------------------------------------------------------------------------------------------
Investment adviser fee                     $     20,297,088        $     77,609,178       $     19,348,796
Other expenses                                      611,649               2,649,363                598,921
Total expense reductions                            (59,259)                (26,706)                     -
------------------------------------------------------------------------------------------------------------
Net expenses                               $     20,849,478        $      80,231,835      $     19,947,717
------------------------------------------------------------------------------------------------------------
Net investment income                      $     56,599,739        $     212,033,371      $     42,153,603
Net realized (loss) gain from
 investment transactions,
 securities sold short and
 foreign currency transactions                  (11,056,277)             152,422,840            64,894,806
Net change in unrealized
 appreciation (depreciation) of
  investments, securities sold
  short and foreign currency                   (422,252,722)           1,317,878,707           261,922,214
-------------------------------------------------------------------------------------------------------------
Net (decrease) increase in net
 assets from operations                    $   (376,709,260)       $   1,682,334,918      $    368,970,623
-------------------------------------------------------------------------------------------------------------

5    Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at March 31, 2005 and December 31, 2004 are listed below.

              Notional                                    Initial                       Unrealized         Unrealized
               Amount                                    Optional         Final        Appreciation      Appreciation
 Effective     (000's      Fixed        Floating        Termination    Termination     at March 31,     at December 31,
    Rate      omitted)      Rate          Rate             Date            Date            2005              2004
----------- ------------- --------- ------------------ -------------- --------------- ---------------- -------------------
   10/03     $ 34,905      4.565%      LIBOR + 0.20%       3/05            6/10       $    749,933        $   314,958
   10/03       46,160      4.045%      LIBOR + 0.20%       2/10            6/10          1,560,388            443,777
   10/03      109,822      3.945%      LIBOR + 0.20%         -             6/10          4,139,141          1,456,189
----------- ------------- --------- ------------------ -------------- --------------- ---------------- -------------------
Total        $190,887                                                                 $  6,449,462        $ 2,214,924
----------- ------------- --------- ------------------ -------------- --------------- ---------------- -------------------

6    Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belport Capital invests in real estate assets through its subsidiary, Belport Realty Corporation (Belport Realty). Belport Realty invests directly and indirectly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Multifamily Property Trust and Monadnock.

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

                                                                  Tax-Managed
For the Three Months Ended                                           Growth               Real
March 31, 2005                                                      Portfolio*           Estate             Total
-----------------------------------------------------------------------------------------------------------------------
Revenue                                                          $   4,355,331         $  17,832,320     $  22,187,651
Interest expense on mortgages                                                -            (6,220,912)       (6,220,912)
Interest expense on Credit Facility                                   (118,987)           (1,325,860)       (1,444,847)
Operating expenses                                                    (323,365)           (9,422,712)       (9,746,077)
Minority interest in net income of controlled
 subsidiaries                                                                -              (369,736)        (369,736)
------------------------------------------------------------------------------------------------------------------------
Net investment income                                            $   3,912,979         $     493,100     $  4,406,079
Net realized (loss) gain                                              (977,044)              380,247         (596,797)
Net change in unrealized appreciation
 (depreciation)                                                    (38,069,579)           43,146,338        5,076,759
------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in net assets from
 operations of reportable segments                               $ (35,133,644)        $  44,019,685     $  8,886,041
------------------------------------------------------------------------------------------------------------------------

                                                                  Tax-Managed
For the Three Months Ended                                           Growth               Real
March 31, 2004                                                      Portfolio*           Estate             Total
-----------------------------------------------------------------------------------------------------------------------
Revenue                                                          $   3,230,984      $  17,878,759     $ 21,109,743
Interest expense on mortgages                                                -         (6,223,035)      (6,223,035)
Interest expense on Credit Facility                                    (54,351)          (667,735)        (722,086)
Operating expenses                                                    (299,774)        (7,592,203)      (7,891,977)
Minority interest in net income of controlled
subsidiaries                                                                 -           (413,957)        (413,957)
-----------------------------------------------------------------------------------------------------------------------
Net investment income                                            $   2,876,859      $   2,981,829     $  5,858,688
Net realized gain                                                    5,949,484          6,661,175       12,610,659
Net change in unrealized appreciation (depreciation)                24,452,718        (15,876,001)       8,576,717
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from
operations of reportable segments                                $  33,279,061      $  (6,232,997)    $ 27,046,064
-----------------------------------------------------------------------------------------------------------------------


                                                                   Tax-Managed
                                                                      Growth           Real
At March 31, 2005                                                   Portfolio*         Estate                Total
------------------------------------------------------------------------------------------------------------------------
Segment assets                                                  $ 1,634,980,131      $   654,955,094     $ 2,289,935,225
Segment liabilities                                                  16,602,369          604,302,148         620,904,517
------------------------------------------------------------------------------------------------------------------------
Net assets of reportable segments                               $ 1,618,377,762      $    50,652,946     $ 1,669,030,708
------------------------------------------------------------------------------------------------------------------------


At December 31, 2004
------------------------------------------------------------------------------------------------------------------------
Segment assets                                                  $ 1,685,083,562      $   603,343,343     $ 2,288,426,905
Segment liabilities                                                  16,601,101          597,820,597         614,421,698
------------------------------------------------------------------------------------------------------------------------
Net assets of reportable segments                               $ 1,668,482,461      $     5,522,746     $ 1,674,005,207
------------------------------------------------------------------------------------------------------------------------

* Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                                             Three Months Ended    Three Months Ended
                                                                               March 31, 2005        March 31, 2004
                                                                            --------------------- ---------------------
Revenue:
 Revenue from reportable segments                                                $ 22,187,651           $ 21,109,743
 Unallocated amounts:
  Interest earned on cash not invested in the
   Portfolio or in subsidiaries                                                        75,377                 20,647
                                                                            --------------------- ---------------------
Total revenue                                                                    $ 22,263,028           $ 21,130,390
                                                                            --------------------- ---------------------

Net increase (decrease) in net assets from operations:
 Net increase in net assets from operations of  reportable
  segments                                                                       $  8,886,041           $ 27,046,064
 Unallocated investment income:
  Interest earned on cash not invested in the
   Portfolio or in subsidiaries                                                        75,377                 20,647
  Unallocated expenses (1):
   Distribution and servicing fees                                                   (788,075)              (789,880)
   Interest expense on Credit Facility                                               (254,973)               (54,350)
   Audit, tax and legal fees                                                          (91,232)               (46,746)
   Other operating expenses                                                           (22,978)               (23,234)
                                                                            --------------------- ---------------------
Total net increase in net assets from operations                                 $  7,804,160           $ 26,152,501
                                                                            --------------------- ---------------------

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belport Capital, and do not pertain to either operating segment.

Net assets:                                                              March 31, 2005          December 31, 2004
                                                                     ------------------------ ------------------------
Net assets of reportable segments                                          $1,669,030,708            $1,674,005,207
Unallocated amounts:
 Cash (1)                                                                         655,972                 1,120,759
 Short-term investments (1)                                                    10,569,000                 4,362,000
 Loan payable - Credit Facility (2)                                           (40,815,644)              (21,504,776)
 Other liabilities                                                               (195,943)                 (222,683)
                                                                     ------------------------ ------------------------
Total net assets                                                           $1,639,244,093            $1,657,760,507
                                                                     ------------------------ ------------------------

(1) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.
(2) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (MD&A) AND RESULTS OF OPERATIONS.

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

(a) RESULTS OF OPERATIONS.

Increases and decreases in the Fund's net asset value per share are based on net investment income (or loss) and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the net investment income (or loss) attributable to the minority interest in controlled subsidiaries of Belport Realty Corporation (Belport Realty). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belport Realty's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned directly or indirectly by Belport Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends and interest allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belport Realty's controlled subsidiaries, interest expense on the Fund's Credit Facility (described in Item 2(b) below), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belport Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belport Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

MD&A AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005 COMPARED TO THE QUARTER ENDED MARCH 31, 2004

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund's primary performance benchmark. The S&P 500 Index is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the

(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an Index. 16

Portfolio. In measuring the performance of the Fund's real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix a substantial portion of the borrowing costs under the Credit Facility used to acquire equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value.

The Fund's total return was 0.52% for the quarter ended March 31, 2005. This return reflects a decrease in the Fund's net asset value per share from $103.95 to $103.20 and a distribution of $1.24 per share during the period. The total return of the S&P 500 Index was -2.15% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 2.50% during the period. Last year, the Fund had a total return performance of 1.64% for the quarter ended March 31, 2004. This return reflected an increase in the Fund's net asset value per share from $94.92 to $95.71 and a distribution of $1.28 per share during the period. The S&P 500 Index had a total return of 1.69% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.48% during that period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended March 31, 2005, the Portfolio had a total return of -1.98%, compared to a total return of 2.12% during the quarter ended March 31, 2004. The total return of the Portfolio exceeded the total return of the S&P 500 Index by 0.17% in the first quarter of 2005 and 0.43% in the first quarter of 2004. Although most U.S. public companies have continued to demonstrate solid profitability and earnings growth, market performance in the first quarter was hampered by rising interest rates and growing inflation fears amid resurging oil prices. As expected, the Federal Reserve raised the federal funds target rate to 2.75%, the seventh increase in this short-term interest rate benchmark since June of last year. During the quarter, investors favored defensive, higher-yielding stocks over cyclicals, technology stocks and other high volatility stocks. The tech-heavy NASDAQ Composite Index lost over 8% during the quarter.

Utilities and energy were the best performing sectors of the S&P 500 Index, while telecommunications and technology were the poorest performing sectors . Market leading industries in the first quarter included: oil and gas, health care providers and personal products. In contrast, information technology consulting, auto manufacturers and multi-line insurers were among the worst performing industry groups.

The Portfolio's relative performance versus the S&P 500 Index was driven primarily by industry and sector exposure and stock selection. The Portfolio benefited from the continued overweighting of the energy sector, as oil and gas related investments advanced during the quarter on rising commodity prices. The Portfolio's relative performance also benefited from underweight positions in the lagging information technology and telecommunication sectors. Relative performance was adversely affected by an overweighting of the lagging industrial sector and an underweighting of the utilities sector, which was among the strongest performers in a defensive market. Favorable stock selection within the thrift bank, media and catalog retailer industries was also beneficial to the overall results.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belport Realty. As of March 31, 2005, real estate investments included interests in two real estate joint ventures (the Real Estate Joint Ventures) that own multifamily properties and a portfolio of Partnership Preference Units. As of March 31, 2005, the estimated fair value of the Fund's real estate investments represented 27.6% of the Fund's total assets on a consolidated basis. After adjusting for minority interests in the Real Estate Joint Ventures, the Fund's real estate investments represented 31.8% of the Fund's net assets as of March 31, 2005.

During the quarter ended March 31, 2005, rental income from real estate operations was approximately $16.9 million compared to approximately $15.3 million for the quarter ended March 31, 2004, an increase of $1.6 million or 10%. This increase in rental income was due to higher multifamily rental rates net of concessions at the Real Estate Joint Ventures held by Belport Realty. During the quarter ended March 31, 2004, rental income decreased principally due to fewer properties held by the Real Estate Joint Ventures as a result of a property sale and lower revenues from the remaining properties held by the Real Estate Joint Ventures. During the quarter ended March 31, 2004, rental revenue was affected by reduced apartment rental rates, increased rent concessions and lower occupancy levels at properties owned by the Real Estate Joint Ventures.

During the quarter ended March 31, 2005, property operating expenses were approximately $7.7 million compared to approximately $6.8 million for the quarter ended March 31, 2004, an increase of $0.9 million or 14% (property operating expenses are before certain operating expenses of Belport Realty of approximately $1.7 million for the quarter ended March 31, 2005 and $0.8 million for the quarter ended March 31, 2004). The increase in operating expenses was principally due to higher property and maintenance expenses in one of the Real

Estate Joint Ventures due in part to repair costs during the quarter ended March 31, 2005 related to hurricane damage at certain Florida multifamily properties in 2004. Property operating expenses for the quarter ended March 31, 2004 were not materially different from operating expenses for the quarter ended March 31, 2003.

The recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry. However, oversupply conditions continue to exist in many major markets. Boston Management and Research (Boston Management), Belport Realty's manager, expects that multifamily real estate operating results for 2005 will be similar to 2004, but that improvements in multifamily property operating performance will occur over the longer term.

At March 31, 2005, the estimated fair value of the real properties indirectly held through Belport Realty was approximately $562.1 million compared to approximately $439.5 million at March 31, 2004, a net increase of $122.6 million or 28%. The net increase in estimated real property values at March 31, 2005 as compared to March 31, 2004 resulted principally from lower capitalization and discount rates applied in valuing multifamily properties. Capitalization rates and discount rates, terms commonly used in the real estate industry, are rate of return percentages applied to actual or projected income levels to estimate the value of real estate investments. The decrease in estimated real property value at March 31, 2004 was principally due to Belport Realty's sale in 2004 of a Real Estate Joint Venture property, as well as modest declines in the value of Belport Realty's remaining Real Estate Joint Venture properties.

Despite weak real estate operating conditions over the past several years, property values in the U.S. have remained stable or increased as lower near-term property earning expectations have generally been offset by lower capitalization and discount rates applied in valuing the properties.

During the quarter ended March 31, 2005, the Fund saw unrealized appreciation of the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $38.6 million compared to unrealized depreciation of approximately $5.9 million during the quarter ended March 31, 2004. Net unrealized appreciation of approximately $38.6 million during the quarter ended March 31, 2005 was due principally to net increases in the estimated fair values of properties in Belport Realty's Real Estate Joint Ventures. The net increases in estimated property values reflected the results of updated independent appraisals of a portion of the properties in each Real Estate Joint Venture and, for one of the Real Estate Joint Ventures, increases in the estimated value of other properties that were not recently re-appraised to reflect current appraisal results for similar properties, in accordance with the Fund's valuation procedures. The increases resulted primarily from lower discount and capitalization rates applied in valuing the properties.

During the quarter ended March 31, 2005, Belport Realty sold certain of its Partnership Preference Units totaling approximately $19.5 million (representing sales to other investment funds advised by Boston Management), recognizing gains of approximately $1.0 million on the transactions. During the quarter ended March 31, 2005, Belport Realty also acquired interests in additional Partnership Preference Units for a total of approximately $10.0 million. At March 31, 2005, the estimated fair value of Belport Realty's Partnership Preference Units totaled approximately $72.3 million compared to approximately $71.9 million at March 31, 2004, a net increase of $0.4 million or 1%. The net increase in value was principally due to more Partnership Preference Units held at March 31, 2005 compared to March 31, 2004. At March 31, 2004 as compared to March 31, 2003, Partnership Preference Unit values decreased principally due to fewer Partnership Preference Units held and lower average per unit values of the Partnership Preference Units held due to their lower average coupon rates.

In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as Belport Realty's call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belport Realty during the quarter ended March 31, 2004 were no longer held at March 31, 2005.

During the quarter ended March 31, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its Partnership Preference Units of approximately $0.3 million compared to net unrealized depreciation of approximately $5.0 million during the quarter ended March 31, 2004. The net unrealized appreciation of approximately $0.3 million during the quarter ended March 31, 2005 consisted of approximately $1.0 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units held by Belport Realty at March 31, 2005, and approximately $0.7 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units during the quarter ended March 31, 2005. The net unrealized depreciation in the first quarter of 2004 of $5.0 million consisted of approximately $1.9 million of unrealized depreciation as a result of decreases in per unit values of the Partnership Preference Units held by Belport

Realty at March 31, 2004 and approximately $3.1 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to sales of Partnership Preference Units during the quarter ended March 31, 2004.

Distributions from Partnership Preference Units for the quarter ended March 31, 2005 totaled approximately $0.9 million compared to approximately $2.5 million for the quarter ended March 31, 2004, a decrease of $1.6 million or 64%. The decrease was principally due to fewer Partnership Preference Units held on average during the quarter as well as to lower average distribution rates. Distributions from Partnership Preference Units for the quarter ended March 31, 2004 compared to March 31, 2003 increased principally due to a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units, partially offset by lower distributions as a result of fewer Partnership Preference Units held on average during the quarter ended March 31, 2004 and lower average distribution rates on such Partnership Preference Units.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended March 31, 2005, net realized and unrealized gains on the Fund's interest rate swap agreements totaled approximately $3.6 million, compared to approximately $6.2 million of net realized and unrealized losses for the quarter ended March 31, 2004. Net realized and unrealized gains on swap agreements for the quarter ended March 31, 2005 consisted of $4.2 million of net unrealized gains due to changes in swap agreement valuations, offset by $0.6 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended March 31, 2004, the Fund had net unrealized losses of $4.9 million due to swap agreement valuation changes and $1.3 million of swap agreement periodic payments. The positive impact on Fund performance for the quarter ended March 31, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period. The negative impact on Fund performance from changes in swap valuations for the quarter ended March 31, 2004 was due to a decline in swap rates during the period.

(b) LIQUIDITY AND CAPITAL RESOURCES.

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2005, the Fund had outstanding borrowings of $245.9 million and $25.0 million of unused loan commitments under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2005, the unrealized appreciation related to the interest rate swap agreements was approximately $6.4 million. As of March 31, 2004, the unrealized depreciation related to the interest rate swap agreements was approximately $3.2 million.

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

                                                        Interest Rate Sensitivity
                                                     Cost, Principal (Notional) Amount
                                                 by Contractual Maturity and Callable Date
                                                  for the Twelve Months Ended March 31,*

                                                                                                         Estimated Fair
                                                                                                           Value as of
                               2006-2008        2009         2010           Thereafter        Total       March 31, 2005
----------------------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                                      $15,307,500      $345,800,000    $361,107,500    $386,400,000

Average interest rate                                            7.89%             6.73%           6.78%
------------------------
Variable-rate Credit
Facility                                                                   $245,900,000    $245,900,000    $245,900,000

Average interest rate                                                              3.09%           3.09%
----------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
------------------------
Pay fixed/receive
variable interest rate
swap agreements                                                            $190,887,000    $190,887,000    $  6,449,462

Average pay rate                                                                   4.08%           4.08%

Average receive rate                                                               3.07%           3.07%
----------------------------------------------------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
Camden Operating, L.P.,
7.0% Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 12/2/08,
Current Yield: 7.01%                         $16,916,830                                   $ 16,916,830    $ 17,479,000

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative Redeemable
Perpetual Preferred Units,
Callable 8/24/09,
Current Yield:  7.17%                        $ 9,637,020                                   $  9,637,020    $ 10,118,000

Essex Portfolio, L.P.,
7.875%  Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 7.73%                                      $ 9,949,075                      $  9,949,075    $ 12,736,675

                                                                                                         Estimated Fair
                                                                                                           Value as of
                               2006-2008        2009         2010           Thereafter        Total       March 31, 2005
----------------------------------------------------------------------------------------------------------------------------
MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 7.89%                                      $10,000,000                      $ 10,000,000    $ 10,224,000

PSA Institutional
Partners, L.P., 6.40%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 6.64%                                      $10,740,000                      $ 10,740,000    $  9,644,000

Vornado Realty, L.P.,
7.0% Series D-10
Cumulative Redeemable
Preferred Units, Callable
11/17/08, Current
Yield: 6.94%(1)                             $10,959,651                                    $ 10,959,651    $ 12,098,639

* The amounts listed reflect the Fund's positions as of March 31, 2005. The Fund's current positions may differ.
(1) Belport Realty's interest in these Partnership Preference Units is held through Bel Holdings LLC.

ITEM 4. CONTROLS AND PROCEDURES.

Eaton Vance, as the Fund's manager, evaluated the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934
Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. The Fund's disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Fund's disclosure controls and procedures were effective. During the quarter, the Fund adopted additional internal controls relating to its real estate investments, including the establishment of a valuation committee to oversee the implementation of the valuation policies relating to the Fund's real estate and other investments. There were no other changes in the Fund's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Effective April 15, 2005, Eaton Vance appointed James L. O'Connor interim Chief Financial Officer to serve during Michelle A. Green's maternity leave, which is expected to continue for three to four months.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2004, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible (except for shares subject to an estate freeze election as described in Item 5 of the Fund's Annual Report on Form 10-K for the fiscal year ending December 31, 2004). During each month in the quarter ended March 31, 2005, the total number of shares redeemed and the average price paid per share were as follows:

                           Total No. of Shares    Average Price Paid
Month Ended                    Redeemed(1)            Per Share
----------------------------------------------------------------------
January 31, 2005                60,524.644             $100.61
----------------------------------------------------------------------
February 28, 2005               28,379.297             $101.56
----------------------------------------------------------------------
March 31, 2005                  73,644.668             $103.97
----------------------------------------------------------------------
Total                          162,548.609             $103.14
----------------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended March 31, 2005.

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

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 10, 2005.




                                BELPORT CAPITAL FUND LLC

                                /s/ James L. O'Connor
                                ---------------------
                                James L. O'Connor
                                Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial Officer)

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