Form 10-Q
period 2005-09-30
BELPORT CAPITAL FUND LLC
filed 2005-11-09
CIK 1138602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File No. 000-49775

Belport Capital Fund LLC

(Exact name of registrant as specified in its charter)

Delaware	04-3551830
(State of organization)	(I.R.S. Employer Identification No.)

The Eaton Vance Building
255 State Street
Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	617-482-8260

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

YES	__X__	NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES	__X__	NO _____

		Belport Capital Fund LLC
		Index to Form 10-Q
PART I		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements
		Condensed Consolidated Statements of Assets and Liabilities as of
		September 30, 2005 (Unaudited) and December 31, 2004	3
		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended September 30, 2005 and 2004 and for the Nine Months
		Ended September 30, 2005 and 2004	4
		Condensed Consolidated Statements of Changes in Net Assets for the
		Nine Months Ended September 30, 2005 (Unaudited) and the Year
		Ended December 31, 2004	6
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Nine Months Ended September 30, 2005 and 2004	7
		Financial Highlights for the Nine Months Ended
		September 30, 2005 (Unaudited) and the Year Ended December 31, 2004	9
		Notes to Condensed Consolidated Financial Statements
		as of September 30, 2005 (Unaudited)	10
Item	2.	Management’s Discussion and Analysis of Financial Condition (MD&A)
		and Results of Operations	17
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item	4.	Controls and Procedures	23
PART II		OTHER INFORMATION
Item	1.	Legal Proceedings	24
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item	3.	Defaults Upon Senior Securities	24
Item	4.	Submission of Matters to a Vote of Security Holders	24
Item	5.	Other Information	24
Item	6.	Exhibits	25
SIGNATURES			26
EXHIBIT INDEX			27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

	September 30, 2005
	(Unaudited)	December 31, 2004

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,653,721,180	$1,685,083,562
Investment in Partnership Preference Units	57,643,465	80,477,748
Investment in other real estate	588,586,306	509,700,473
Short-term investments	1,588,000	4,362,000

Total investments	$2,301,538,951	$2,279,623,783
Cash	7,921,117	6,014,571
Escrow deposits – restricted	5,631,519	3,557,811
Open interest swap agreements, at value	5,983,990	2,214,924
Distributions and interest receivable	219,112	306,635
Other assets	2,401,112	2,191,940

Total assets	$2,323,695,801	$2,293,909,664

Liabilities:
Loan payable - Credit Facility	$227,900,000	$235,900,000
Mortgages payable	361,107,500	361,107,500
Payable for Fund Shares redeemed	6,588,509	-
Payable to affiliate for investment advisory and administrative fees	365,543	-
Payable to affiliate for distribution and servicing fees	560,212	-
Security deposits	964,107	925,906
Accrued expenses:
Swap interest expense	1,672	54,285
Interest expense	2,196,049	2,143,706
Property taxes	6,003,085	2,965,474
Other expenses and liabilities	3,336,878	2,381,892
Minority interests in controlled subsidiaries	53,076,685	30,670,394

Total liabilities	$662,100,240	$636,149,157

Net assets	$1,661,595,561	$1,657,760,507

Shareholders’ Capital	$1,661,595,561	$1,657,760,507

Shares outstanding	15,345,930	15,947,288

Net asset value and redemption price per Share	$108.28	$103.95

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes of $42,385, $66,327,
$348,140, and $269,559, respectively)	$6,464,194	$5,968,963	$20,506,295	$17,849,428
Interest allocated from Belvedere Company	41,873	10,118	124,055	56,324
Expenses allocated from Belvedere Company	(2,484,616)	(2,393,853)	(7,381,510)	(7,264,802)

Net investment income allocated from
Belvedere Company	$4,021,451	$3,585,228	$13,248,840	$10,640,950
Rental income	17,211,273	16,068,245	51,096,068	46,518,588
Distributions from Partnership Preference Units	909,218	2,002,344	2,828,385	5,452,170
Interest	97,489	64,345	367,004	274,559
Other income	-	-	495,872	-

Total investment income	$22,239,431	$21,720,162	$68,036,169	$62,886,267

Expenses:
Investment advisory and administrative fees	$1,507,782	$1,435,242	$4,472,608	$4,277,969
Property management fees	687,362	640,521	2,042,721	1,863,487
Distribution and servicing fees	843,602	758,512	2,443,307	2,317,692
Interest expense on mortgages	6,272,261	6,285,822	18,731,118	18,836,356
Interest expense on Credit Facility	2,176,703	1,121,445	5,892,643	2,638,300
Property and maintenance expenses	5,021,497	4,566,306	15,542,075	12,816,539
Property taxes and insurance	2,059,856	1,934,688	6,432,329	5,968,416
Miscellaneous	158,465	481,167	513,549	772,218

Total expenses	$18,727,528	$17,223,703	$56,070,350	$49,490,977
Deduct-
Reduction of investment advisory
and administrative fees	419,836	386,317	1,225,430	1,179,415

Net expenses	$18,307,692	$16,837,386	$54,844,920	$48,311,562

Net investment income before
minority interests in net income of
controlled subsidiaries	$3,931,739	$4,882,776	$13,191,249	$14,574,705
Minority interests in net income
of controlled subsidiaries	(766,332)	(455,411)	(1,920,207)	(1,285,406)

Net investment income	$3,165,407	$4,427,365	$11,271,042	$13,289,299

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$5,452,520	$4,950	$6,607,450	$8,676,322
Investment transactions in Partnership
Preference Units (identified cost basis)	20,500	(288,879)	3,012,525	3,285,775
Investment transactions in other real estate (net of
minority interests in realized gain of controlled
subsidiary of $0, $33,073, $13,048, and
$1,304,340, respectively)	-	111,352	43,930	4,391,466
Interest rate swap agreements (1)	(178,352)	(1,192,010)	(1,207,092)	(3,807,010)

Net realized gain (loss)	$5,294,668	$(1,364,587)	$8,456,813	$12,546,553

Change in unrealized appreciation
(depreciation) -
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$49,966,995	$(38,494,617)	$12,227,189	$179,234
Investment in Partnership Preference Units
(identified cost basis)	(1,133,713)	2,319,789	(1,561,730)	(4,340,182)
Investment in other real estate (net of minority
interests in unrealized appreciation (depreciation) of
controlled subsidiaries of $3,136,866, $2,026,786,
$20,473,036, and $(654,273), respectively)	3,786,725	5,880,607	53,325,972	2,425,196
Interest rate swap agreements	3,548,767	(5,022,985)	3,769,066	(784,329)

Net change in unrealized appreciation (depreciation)	$56,168,774	$(35,317,206)	$67,760,497	$(2,520,081)

Net realized and unrealized gain (loss)	$61,463,442	$(36,681,793)	$76,217,310	$10,026,472

Net increase (decrease) in net assets
from operations	$64,628,849	$(32,254,428)	$87,488,352	$23,315,771

(1) Amounts represent interest expense incurred in connection with interest rate swap agreements (Note 5).

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

	Nine Months Ended
	September 30, 2005	Year Ended December 31, 2004
	(Unaudited)

Increase (Decrease) in Net Assets:
From operations -
Net investment income	$11,271,042	$19,064,333
Net realized gain from investment transactions, securities
sold short, foreign currency transactions and interest rate
swap agreements	8,456,813	40,482,717
Net change in unrealized appreciation (depreciation) of
investments, securities sold short, foreign currency and
interest rate swap agreements	67,760,497	99,132,913

Net increase in net assets from operations	$87,488,352	$158,679,963

Transactions in Fund Shares -
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$9,945,092	$6,341,090
Net asset value of Fund Shares redeemed	(73,876,501)	(79,424,167)

Net decrease in net assets from Fund Share transactions	$(63,931,409)	$(73,083,077)

Distributions -
Distributions to Shareholders	$(19,721,889)	$(12,689,791)

Total distributions	$(19,721,889)	$(12,689,791)

Net increase in net assets	$3,835,054	$72,907,095

Net assets:
At beginning of period	$1,657,760,507	$1,584,853,412

At end of period	$1,661,595,561	$1,657,760,507

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

	September 30, 2005	September 30, 2004

Cash Flows From (For) Operating Activities –
Net increase in net assets from operations	$87,488,352	$23,315,771
Adjustments to reconcile net increase in net assets from operations to net cash flows from (for) operating activities -
Net investment income allocated from Belvedere Company	(13,248,840)	(10,640,950)
Increase in escrow deposits	(2,073,708)	(2,046,020)
Increase in other assets	(209,172)	(470,682)
Decrease in distributions and interest receivable	87,523	97,926
Decrease in interest payable for open swap agreements	(52,613)	(39,347)
Increase in payable to affiliate for investment advisory and administrative fees	365,543	-
Increase in payable to affiliate for distribution and servicing fees	560,212	-
Increase (decrease) in security deposits, accrued interest and
accrued other expenses and liabilities	1,045,530	(119,327)
Increase in accrued property taxes	3,037,611	3,203,508
Purchase of Partnership Preference Units	(10,006,612)	(54,518,164)
Payment for investments in other real estate	-	(36,157,244)
Proceeds from sales of Partnership Preference Units	34,291,690	29,161,721
Proceeds from sale of investment in other real estate	56,978	41,336,126
Improvements to rental property	(5,086,825)	(3,158,414)
Interest incurred on interest rate swap agreements	(1,207,092)	(3,807,010)
(Increase) decrease in short-term investments	2,774,000	(2,348,865)
Minority interests in net income of controlled subsidiaries	1,920,207	1,285,406
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	(8,456,813)	(12,546,553)
Net change in unrealized (appreciation) depreciation of investments,
securities sold short, foreign currency and interest rate swap agreements	(67,760,497)	2,520,081

Net cash flows from (for) operating activities	$23,525,474	$(24,932,037)

Cash Flows From (For) Financing Activities -
Proceeds from Credit Facility	$10,000,000	$56,000,000
Repayments of Credit Facility	(18,000,000)	(15,600,000)
Distributions paid to Shareholders	(9,776,797)	(6,348,718)
Payments for Fund Shares redeemed	(3,842,131)	(2,937,965)
Distributions paid to minority shareholders	-	(16,800)

Net cash flows from (for) financing activities	$(21,618,928)	$31,096,517

Net increase in cash	$1,906,546	$6,164,480

Cash at beginning of period	$6,014,571	$6,522,994

Cash at end of period	$7,921,117	$12,687,474

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended

	September 30, 2005	September 30, 2004

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$ 5,784,654	$2,586,235
Interest paid on mortgages	$ 18,541,545	$18,645,464
Interest paid on swap agreements	$ 1,259,705	$3,846,357
Market value of securities distributed in payment of
redemptions	$ 63,445,861	$48,261,415

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Financial Statements (Continued)

Financial Highlights
	Nine Months Ended
	September 30, 2005		Year Ended
	(Unaudited)		December 31, 2004

Net asset value – Beginning of period	$103.950		$94.920

Income (loss) from operations

Net investment income (1)	$0.715		$1.160
Net realized and unrealized gain	4.855		8.630

Total income from operations	$5.570		$9.790

Distributions

Distributions to Shareholders	$(1.240)		$(0.760)

Total distributions	$(1.240)		$(0.760)

Net asset value – End of period	$108.280		$103.950

Total Return (2)	5.46%		10.40%

Ratios as a percentage of average net assets (3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	1.21%	(9)	1.27%
Operating expenses (4)	1.54%	(9)	1.45%
Belport Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	0.48%	(9)	0.26%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)	1.10%	(9)	1.11%

Total expenses	4.33%	(9)	4.09%

Net investment income	0.92%	(9)	1.21%

Ratios as a percentage of average gross assets (3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.91%	(9)	0.95%
Operating expenses (4)	1.16%	(9)	1.07%
Belport Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	0.36%	(9)	0.19%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)	0.83%	(9)	0.83%

Total expenses	3.26%	(9)	3.04%

Net investment income	0.69%	(9)	0.90%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,661,596		$1,657,761
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)	0.32%		3%

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belport Realty Corporation’s (Belport Realty) controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belport Realty.

(4)	Includes Belport Realty’s proportional share of expenses incurred by its controlled subsidiaries.

(5)	Includes the expenses of Belport Capital Fund LLC (Belport Capital) and Belport Realty. Does not include expenses of Belport Realty's controlled subsidiaries.

(6)	Ratios do not include interest incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.

(7)	Includes Belport Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.

(8)	Average gross assets is defined as the average daily amount of all assets of Belport Capital (including Belport Capital’s interest in Belvedere Company and Belport Capital’s ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belport Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belport Realty.

(9)	Annualized.

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of September 30, 2005 Notes to Condensed Consolidated Financial Statements (Unaudited)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belport Capital Fund LLC (Belport Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2004 and the statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2004 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

The allocation of Belport Capital’s net asset value per Share of $108.28 and $103.95 as of September 30, 2005 and December 31, 2004, respectively, between Preferred and Common Shares that have been restructured is as follows:

	Per Share Value At			Per Share Value At
	September 30, 2005			December 31, 2004

Date of Contribution	Preferred Shares	Common Shares	Preferred Shares	Common Shares

May 23, 2001	$103.46	$4.82	$ 103.46	$0.49
July 26, 2001	$103.30	$4.98	$98.97	$4.98
December 18, 2001	$103.45	$4.83	$99.12	$4.83

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended

Investment Transactions	September 30, 2005	September 30, 2004

Decreases in investment in Belvedere Capital
Fund Company LLC	$63,445,861	$48,261,415
Sales of other real estate (1)	$56,978	$41,336,126
Acquisitions of other real estate (1)	$-	$36,157,244
Purchases of Partnership Preference Units (2)	$10,006,612	$54,518,164
Sales of Partnership Preference Units (3)	$34,291,690	$29,161,721

(1)	In January 2004, a multifamily residential property owned by Monadnock Property Trust, LLC (Monadnock)
was sold to a third party for which a gain of $4,280,114 was recognized. In June 2004, Monadnock subsequently acquired a replacement multifamily residential property with the proceeds from that sale.
(2)	Purchases of Partnership Preference Units during the nine months ended September 30, 2004, include
Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management). There were no Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management for the nine months ended September 30, 2005.
(3)	Sales of Partnership Preference Units for the nine months ended September 30, 2005 and September 30, 2004, include Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management) for which a gain of $3,012,525 and a loss of
$374,307 were recognized, respectively.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2005 and 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Nine Months Ended

	September 30, 2005	September 30, 2004

Belvedere Company’s interest in the Portfolio (1)	$12,961,349,455	$11,744,785,646
The Fund’s investment in Belvedere Company (2)	$1,653,721,180	$1,583,004,294
Income allocated to Belvedere Company from the Portfolio	$159,159,909	$127,279,355
Income allocated to the Fund from Belvedere Company	$20,630,350	$17,905,752
Expenses allocated to Belvedere Company from the Portfolio	$42,358,154	$38,377,075
Expenses allocated to the Fund from Belvedere Company	$7,381,510	$7,264,802
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere
Company from the Portfolio	$51,628,117	$72,613,080
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from
Belvedere Company	$6,607,450	$8,676,322
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
Company from the Portfolio	$102,841,168	$(18,939,820)
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund
from Belvedere Company	$12,227,189	$179,234

(1)	As of September 30, 2005 and 2004, the value of Belvedere Company’s interest in the Portfolio represents 69.3% and 65.9% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2005 and 2004, the Fund’s investment in Belvedere Company represents 12.8% and 13.5% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2005, December 31, 2004 and September 30, 2004 and its operations for the nine months ended September 30, 2005, for the year ended December 31, 2004 and for the nine months ended September 30, 2004 follows:

	September 30, 2005	December 31, 2004	September 30, 2004

Investments, at value	$ 18,678,299,659	$19,139,242,713	$17,792,133,580
Other assets	34,063,419	199,253,595	38,445,443

Total assets	$ 18,712,363,078	$19,338,496,308	$17,830,579,023

Securities sold short, at value	$-	$197,010,000	$-
Loan payable – Line of Credit	-	-	15,200,000
Management fee payable	6,726,529	-	-
Other liabilities	435,227	343,906	218,380

Total liabilities	$7,161,756	$197,353,906	$15,418,380

Net assets	$ 18,705,201,322	$19,141,142,402	$17,815,160,643

	September 30, 2005	December 31, 2004	September 30, 2004

Dividends and interest	$233,961,240	$292,265,206	$197,869,361

Investment adviser fee	60,374,997	77,609,178	57,812,972
Other expenses	1,919,988	2,649,363	1,911,200
Total expense reductions	(88,889)	(26,706)	-

Net expenses	$62,206,096	$80,231,835	$59,724,172

Net investment income	$171,755,144	$212,033,371	$138,145,189
Net realized gain from investment
transactions, securities sold short
and foreign currency transactions	74,792,208	152,422,840	118,172,446
Net change in unrealized
appreciation (depreciation) of
investments, securities sold short
and foreign currency	137,782,375	1,317,878,707	(29,473,230)

Net increase in net assets from
operations	$384,329,727	$1,682,334,918	$226,844,405

5 Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2005 and December 31, 2004 are listed below.

	Notional			Initial		Unrealized Appreciation
	Amount			Optional	Final
Effective	(000’s	Fixed	Floating	Termination	Termination	September 30,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2005	2004

10/03	$ 34,905	4.565%	LIBOR + 0.20%	3/05	6/10	$ 766,093	$314,958
10/03	46,160	4.045%	LIBOR + 0.20%	2/10	6/10	1,443,074	443,777
10/03	109,822	3.945%	LIBOR + 0.20%	-	6/10	3,774,823	1,456,189

Total	$ 190,887					$ 5,983,990	$2,214,924

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

Belport Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for Belport Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Tax-Managed
For the Three Months Ended	Growth	Real
September 30, 2005	Portfolio*	Estate	Total

Revenue	$4,021,451	$18,180,474	$ 22,201,925
Interest expense on mortgages	-	(6,272,261)	(6,272,261)
Interest expense on Credit Facility	(152,369)	(1,676,061)	(1,828,430)
Operating expenses	(291,163)	(8,653,193)	(8,944,356)
Minority interest in net income of controlled
subsidiaries	-	(766,332)	(766,332)

Net investment income	$3,577,919	$812,627	$ 4,390,546
Net realized gain (loss)	5,452,520	(157,852)	5,294,668
Net change in unrealized appreciation (depreciation)	49,966,995	6,201,779	56,168,774

Net increase in net assets from operations
of reportable segments	$58,997,434	$6,856,554	$ 65,853,988

	Tax-Managed
For the Three Months Ended	Growth	Real
September 30, 2004	Portfolio*	Estate	Total

Revenue	$3,585,228	$ 18,100,886	$ 21,686,114
Interest expense on mortgages	-	(6,285,822)	(6,285,822)
Interest expense on Credit Facility	(78,501)	(953,228)	(1,031,729)
Operating expenses	(288,087)	(8,312,770)	(8,600,857)
Minority interest in net income of controlled
subsidiaries	-	(455,411)	(455,411)

Net investment income	$3,218,640	$2,093,655	$ 5,312,295
Net realized gain (loss)	4,950	(1,369,537)	(1,364,587)
Net change in unrealized appreciation (depreciation)	(38,494,617)	3,177,412	(35,317,205)

Net increase (decrease) in net assets from
operations of reportable segments	$(35,271,027)	$3,901,530	$ (31,369,497)

	Tax-Managed
For the Nine Months Ended	Growth	Real
September 30, 2005	Portfolio*	Estate	Total

Revenue	$13,248,840	$54,560,513	$ 67,809,353
Interest expense on mortgages	-	(18,731,118)	(18,731,118)
Interest expense on Credit Facility	(412,485)	(4,537,335)	(4,949,820)
Operating expenses	(918,793)	(26,541,950)	(27,460,743)
Minority interest in net income of controlled
subsidiaries	-	(1,920,207)	(1,920,207)

Net investment income	$11,917,562	$2,829,903	$ 14,747,465
Net realized gain	6,607,450	1,849,363	8,456,813
Net change in unrealized appreciation (depreciation)	12,227,189	55,533,308	67,760,497

Net increase in net assets from operations of
reportable segments	$30,752,201	$60,212,574	$ 90,964,775

	Tax-Managed
For the Nine Months Ended	Growth	Real
September 30, 2004	Portfolio*	Estate	Total

Revenue	$10,640,950	$52,173,774	$62,814,724
Interest expense on mortgages	-	(18,836,356)	(18,836,356)
Interest expense on Credit Facility	(184,681)	(2,242,555)	(2,427,236)
Operating expenses	(889,395)	(23,418,222)	(24,307,617)
Minority interest in net income of controlled
subsidiaries	-	(1,285,406)	(1,285,406)

Net investment income	$9,566,874	$6,391,235	$15,958,109
Net realized gain	8,676,322	3,870,231	12,546,553
Net change in unrealized appreciation (depreciation)	179,234	(2,699,315)	(2,520,081)

Net increase in net assets from operations of
reportable segments	$18,422,430	$7,562,151	$25,984,581

*Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenue:
Revenue from reportable segments	$22,201,925	$21,686,114	$67,809,353	$62,814,724
Unallocated amounts:
Interest earned on cash not invested
in the Portfolio or in subsidiaries	37,506	34,048	226,816	71,543

Total revenue	$22,239,431	$21,720,162	$68,036,169	$62,886,267

Net increase (decrease) in net assets
from operations:
Net increase in net assets from
operations of reportable segments	$65,853,988	$(31,369,497)	$90,964,775	$25,984,581
Unallocated investment income:
Interest earned on cash not invested
in the Portfolio or in subsidiaries	37,506	34,048	226,816	71,543
Unallocated expenses (1):
Distribution and servicing fees	(843,602)	(758,512)	(2,443,307)	(2,317,692)
Interest expense on Credit Facility	(348,273)	(89,716)	(942,823)	(211,064)
Audit, tax and legal fees	(44,908)	(47,261)	(236,943)	(129,281)
Other operating expenses	(25,862)	(23,490)	(80,166)	(82,316)

Net increase (decrease) in net assets
from operations	$64,628,849	$(32,254,428)	$87,488,352	$23,315,771

(1)	Unallocated expenses represent costs incurred that pertain to the overall operation of Belport Capital, and do not pertain to either operating segment.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods ended:

	Tax-Managed
	Growth	Real
At September 30, 2005	Portfolio*	Estate	Total

Segment assets	$1,653,721,180	$666,323,308	$ 2,320,044,488
Segment liabilities	23,294,536	600,723,281	624,017,817

Net assets of reportable segments	$1,630,426,644	$65,600,027	$1,696,026,671

	Tax-Managed
	Growth	Real
At December 31, 2004	Portfolio*	Estate	Total

Segment assets	$1,685,083,562	$603,343,343	$2,288,426,905
Segment liabilities	16,601,101	597,820,597	614,421,698

Net assets of reportable segments	$1,668,482,461	$5,522,746	$1,674,005,207

*Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

Net assets:	September 30, 2005	December 31, 2004

Net assets of reportable segments	$1,696,026,671	$1,674,005,207
Unallocated amounts:
Cash (1)	2,063,313	1,120,759
Short-term investments (1)	1,588,000	4,362,000
Loan payable – Credit Facility (2)	(37,244,135)	(21,504,776)
Payable to affiliate for distribution and servicing fees	(560,212)	-
Other liabilities	(278,076)	(222,683)

Net assets	$1,661,595,561	$1,657,760,507

(1)	Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2)	Unallocated amount of loan payable – Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

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

MD&A and Results of Operations for the Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004

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

The Fund’s total return was 3.96% for the quarter ended September 30, 2005. This return reflects an increase in the Fund’s net asset value per share from $104.15 to $108.28 during the period. The total return of the S&P 500 Index was 3.60% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.29% during the period. Last year, the Fund had a total return performance of -1.99% for the quarter ended September 30, 2004. This return reflected a decrease in the Fund’s net asset value per share from $97.49 to $95.55 during the period. The S&P 500 Index had a total return of -1.87% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.05% during that period.

Performance of the Portfolio. For the quarter ended September 30, 2005, the Portfolio had a total return of 3.67%, which compares to the 3.60% total return of the S&P 500 Index over the same period. During the third quarter of last year, the Portfolio had a total return of -2.04% and the S&P 500 Index had a total return of -1.87% . Following a lackluster first half, U.S. equities posted modest gains for the third quarter of 2005. The spike in energy costs, exacerbated by two catastrophic Gulf Coast hurricanes, began to weigh on the resilient US consumer. However, an improving job market and continued strength in capital spending helped keep the economy growing at a healthy pace. For the period, energy and utility sectors continued to lead the market, while small- and mid-cap stocks generally outperformed large-cap holdings. Also notable, technology stocks reversed course and outperformed the market.

Similar to last quarter, defensive sectors such as utilities and health care performed the best, while on average telecommunications and consumer discretionary stocks were disappointing. Market leading industries included electric utilities, metals and biotechnology, while diversified consumer services, chemicals, and wireless telecommunication were among the worst performing industries.

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

The Portfolio’s large-cap growth focus was once again out of favor with the market’s continued preference for value and smaller capitalization stocks. An underweight of the utilities sector and an overweight of the underperforming consumer discretionary and industrials sectors also hurt returns. Sub-par performance of investments within the computers, machinery, and semiconductor industries was also disappointing.

On the positive side, continued emphasis of energy stocks and an underweight of the telecommunication services sector proved beneficial. Investments within commercial banks, health care services, pharmaceuticals and staples industries were also positive.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belport Realty Corporation (Belport Realty). As of September 30, 2005, real estate investments included interests in two real estate joint ventures (Real Estate Joint Ventures) that own multifamily properties and a portfolio of income-producing preferred equity securities in real estate operating partnerships (Partnership Preference Units). As of September 30, 2005, the estimated fair value of the Fund’s real estate investments represented 27.8% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in the Real Estate Joint Ventures, the Fund’s real estate investments represented 31.3% of the Fund’s net assets as of September 30, 2005.

During the quarter ended September 30, 2005, rental income from real estate operations was approximately $17.2 million compared to approximately $16.1 million for the quarter ended September 30, 2004, an increase of $1.1 million or 7%. This increase in rental income was principally due to the acquisition of an additional multifamily property by a Real Estate Joint Venture in November of 2004 and modestly higher rental revenues at the continuing properties of both Real Estate Joint Ventures during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. During the quarter ended September 30, 2004, rental income decreased principally due to fewer properties held during the quarter by the Real Estate Joint Ventures as a result of the sale of a property during the first quarter of 2004, offset in part by the purchase of a replacement property in the second quarter of 2004. The decrease also reflected lower revenues for the continuing properties held by the Real Estate Joint Ventures. Rental revenues in the third quarter of 2004 were adversely affected by lower apartment rental rates and increased rent concessions.

During the quarter ended September 30, 2005, property operating expenses were approximately $7.8 million compared to approximately $7.1 million for the quarter ended September 30, 2004, an increase of $0.7 million or 10% (property operating expenses are before certain operating expenses of Belport Realty of approximately $0.9 million for the quarter ended September 30, 2005 and $1.2 million for the quarter ended September 30, 2004). The increase in property operating expenses was principally due to Belport Realty’s ownership of interests in more multifamily properties through one of its Real Estate Joint Ventures and modestly higher expenses at the continuing properties of both Real Estate Joint Ventures during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. Property operating expenses for the quarter ended September 30, 2004 increased approximately 5% principally due to an 18% increase in property taxes and insurance expenses as well as a 2% increase in property and maintenance expenses. The increase in property taxes and insurance expenses during the quarter ended September 30, 2004, was principally due to a one time insurance credit received in the quarter ended September 30, 2003.

A pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry. As a result, Boston Management and Research (Boston Management) expects that improvements in multifamily property operating performance will occur over the longer term.

During the quarter ended September 30, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $3.8 million compared to net unrealized appreciation of approximately $5.9 million during the quarter ended September 30, 2004. Net unrealized appreciation of approximately $3.8 million during the quarter ended September 30, 2005 was due to increases in the estimated fair values of the properties owned by Real Estate Joint Ventures, attributable in part to increased investor demand for multifamily properties in certain markets experiencing increased condominium conversion activity. The Fund’s net unrealized appreciation for the quarter ended September 30, 2004 consisted of approximately $5.9 million of unrealized appreciation resulting from increases in estimated property values.

During the quarter ended September 30, 2005, Belport Realty sold certain of its Partnership Preference Units for a total of approximately $0.1 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a slight gain on the transaction. During the quarter ended September 30, 2005, the Fund saw net unrealized depreciation of the estimated fair value of its Partnership Preference Units of approximately $1.1 million compared to net unrealized appreciation of approximately $2.3 million during the quarter ended September 30,

2004. The net unrealized depreciation of approximately $1.1 million during the quarter ended September 30, 2005 resulted from decreases in the per unit values of Partnership Preference Units held, due primarily to increasing long-term interest rates. The Fund’s net unrealized appreciation in the third quarter of 2004 consisted of approximately $1.9 million of unrealized appreciation resulting from modest increases in per unit values of the Partnership Preference Units held, due principally to low interest rates and tight spreads on real estate securities, and approximately $0.4 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation to realized losses due to sales of Partnership Preference Units.

Distributions from Partnership Preference Units for the quarter ended September 30, 2005 totaled approximately $0.9 million compared to approximately $2.0 million for the quarter ended September 30, 2004, a decrease of $1.1 million or 55%. The decrease was due principally to fewer Partnership Preference Units held on average during the quarter, as well as lower average distribution rates for the Partnership Preference Units held. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units (reflecting lower market rates for preferred securities) as they neared their potential call dates. Distributions from Partnership Preference Units decreased for the quarter ended September 30, 2004 due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2005, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $3.4 million, compared to net realized and unrealized losses of approximately $6.2 million for the quarter ended September 30, 2004. Net realized and unrealized gains on swap agreements for the quarter ended September 30, 2005 consisted of $3.5 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $0.2 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended September 30, 2004, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $5.0 million on swap agreement valuation changes and $1.2 million of swap agreement periodic payments. The positive contribution to Fund performance for the quarter ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps. The negative impact on Fund performance for the quarter ended September 30, 2004 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period.

MD&A and Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Performance of the Fund. The Fund’s total return was 5.46% for the nine months ended September 30, 2005. This return reflects an increase in the Fund’s net asset value per share from $103.95 to $108.28 and a distribution of $1.24 per share during the period. The S&P 500 Index had a total return of 2.77% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 3.34% during the period. Last year, the Fund had a total return performance of 1.47% for the nine months ended September 30, 2004. This return reflected an increase in the Fund’s net asset value per share from $94.92 to $95.55 and a distribution of $0.76 per share during the period. The S&P 500 Index had a total return of 1.51% over the same period. The performance of the Fund exceeded that of the Portfolio by 0.14% during that period.

Performance of the Portfolio. For the nine months ended September 30, 2005, the Portfolio had a total return of 2.12%, which compares to the 2.77% total return of the S&P 500 Index over the same period. During the first nine months of last year, the Portfolio had a total return of 1.33% and the S&P 500 Index had a total return of 1.51% . Although consumer and business spending and corporate earnings growth remained healthy during the first nine months of 2005, investor concerns about rising interest rates, a mounting trade deficit and record oil prices held back stock market performance. Equity market leadership for the first nine months of 2005 can be characterized as commodity-driven, as well as defensive and interest rate sensitive. Higher yielding stocks generally outperformed more aggressive stocks, and small- and mid-cap stocks generally outperformed large-cap stocks. Energy, utilities and health care were the strongest performing sectors, while telecommunications, consumer discretionary, and materials were the worst perfomers during the period.

The Portfolio’s sector allocation at September 30, 2005 remained comparable to that as of September 30, 2004, with a slight increase to the consumer staples, health care, and energy sectors and a slight decrease to the information technology and financials sectors. During the nine months ended September 30, 2005, the Portfolio’s large-cap growth focus was once again out of favor with the market’s continued preference for value and smaller capitalization stocks. An underweight of the utilities sector and an overweight of the consumer discretionary and financials during the period was also negative, as were investments within the lagging industrials multi-line retail and insurance industries.

On the positive side, an overweight position in the energy sector helped the Portfolio’s performance, as investments within oil and gas exploration, storage and transportation companies advanced on record oil prices. The Portfolio’s underweight of the information technology and materials sectors was also helpful, as electronic equipment, software and chemical industries declined during the first nine months of 2005. The Portfolio also benefited from investments within diversified telecommunication, mortgage-thrift and media industries.

Performance of Real Estate Investments. During the nine months ended September 30, 2005, rental income from real estate operations was approximately $51.1 million compared to approximately $46.5 million for the nine months ended September 30, 2004, an increase of $4.6 million or 10%. This increase in rental income from real estate was principally due to the ownership of interests in an additional multifamily property through a Real Estate Joint Venture and modestly higher rental revenues at the continuing properties of both Real Estate Joint Ventures during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. For the nine months ended September 30, 2004 rental income from real estate operations decreased principally due to fewer properties held as a result of a property sale and lower revenues for continuing properties held. Rental revenues were adversely affected by lower rental rates, increased rent concessions and lower occupancy levels.

During the nine months ended September 30, 2005, property operating expenses were approximately $24.0 million compared to approximately $20.6 million for the nine months ended September 30, 2004, an increase of $3.4 million or 17% (property operating expenses are before certain operating expenses of Belport Realty of approximately $2.5 million for the nine months ended September 30, 2005 and $2.8 million for the nine months ended September 30, 2004). This increase in property operating expenses was principally due to Belport Realty’s ownership of interests in more multifamily properties through one of its Real Estate Joint Ventures and modestly higher operating expenses for the continuing properties of both Real Estate Joint Ventures during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. For the nine months ended September 30, 2004, property operating expenses decreased due to a modest decrease in property and maintenance expenses.

The estimated fair value of the real properties indirectly held through Belport Realty was approximately $588.6 million at September 30, 2005 compared to approximately $509.7 million at December 31, 2004, an increase of $78.9 million or 16%. This net increase in the estimated fair value of the real properties for the nine months ended September 30, 2005 was principally due to increases in the net values of multifamily properties held by Belport Realty’s Real Estate Joint Ventures attributable in part to increased investor demand for multifamily properties in certain markets experiencing increased condominium conversion activity. Despite weak operating conditions over the past several years, property values have increased as lower near-term property earnings expectations have generally been offset by lower capitalization and discount rates applied in valuing the properties.

During the nine months ended September 30, 2005, the Fund saw net unrealized appreciation in the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures) of approximately $53.3 million compared to approximately $2.4 million of unrealized appreciation for the nine months ended September 30, 2004, an increase of $50.9 million. Net unrealized appreciation of $53.3 million during the nine months ended September 30, 2005 was due to increases in the estimated fair values of multifamily properties held by the Real Estate Joint Ventures. The Fund’s net unrealized appreciation in the estimated fair value of its other real estate investments for the nine months ended September 30, 2004 was due to modest increases in estimated property values, partially offset by the recharacterization of previously unrealized appreciation to realized gains due to the January 2004 sale of a property owned by one of the Real Estate Joint Ventures.

During the nine months ended September 30, 2005, Belport Realty sold certain of its Partnership Preference Units totaling $34.3 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing gains of approximately $3.0 million on the transactions. During the nine months ended September 30, 2005, Belport Realty also acquired interests in additional Partnership Preference Units for a total of approximately $10.0 million. At September 30, 2005, the estimated fair value of Belport Realty’s Partnership Preference Units totaled approximately $57.6 million compared to approximately $80.5 million at December 31, 2004, a decrease of $22.9 million or 28%. This net decrease in the estimated fair value of Belport Realty’s Partnership Preference Units for the nine months ended September 30, 2005 was principally due to fewer Partnership Preference Units held, offset in part by increases in the average per unit values of the Partnership Preference Units. Prior to the third quarter of 2005, estimated fair values for Partnership Preference Units had been positively affected by low long-term interest rates and by tight spreads for credit-sensitive income securities, including real estate-related securities. As discussed above, per unit values decreased during the quarter ended September 30, 2005 as a result of an increase in long-term interest rates.

The Fund saw net unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $1.6 million during the nine months ended September 30, 2005 compared to net unrealized depreciation of approximately $4.3 million for the nine months ended September 30, 2004. The net unrealized depreciation of approximately $1.6 million during the nine months ended September 30, 2005 consisted of approximately $0.8 million of unrealized appreciation as a result of increases in average per unit values of the Partnership Preference Units held and approximately $2.4 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units during the nine months ended September 30, 2005. The Fund’s net unrealized depreciation for the first nine months of 2004 consisted of approximately $1.6 million of unrealized depreciation as a result of modest decreases in average per unit values of the Partnership Preference Units held and approximately $2.7 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the nine months ended September 30, 2004.

Distributions from Partnership Preference Units for the nine months ended September 30, 2005 totaled approximately $2.8 million compared to approximately $5.5 million for the nine months ended September 30, 2004, a decrease of $2.7 million or 49%. The decrease in the distributions from Partnership Preference Units for the nine months ended September 30, 2005 was principally due to fewer Partnership Preference Units held on average and lower average distribution rates. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units (reflecting lower market rates for preferred securities) as they neared their potential call dates. Distributions from Partnership Preference Units decreased during the first nine months of 2004 due to fewer Partnership Preference Units held on average and lower average distribution rates for the Partnership Preference Units held, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units during the period.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2005, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $2.6 million, compared to net realized and unrealized losses of approximately $4.6 million for the nine months ended September 30, 2004. Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2005 consisted of $3.8 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $1.2 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the nine months ended September 30, 2004, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $0.8 million on swap agreement valuation changes and $3.8 million of swap agreement periodic payments. The positive contribution to Fund performance for the nine months ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps. The negative impact on Fund performance for the nine months ended September 30, 2004 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2005, the Fund had outstanding borrowings of $227.9 million and $43.1 million of unused loan commitments under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2005, the unrealized appreciation related to the interest rate swap agreements was approximately $6.0 million. As of December 31, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $2.2 million.

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

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended September 30,*

						Estimated Fair
						Value
						as of
	2006-					September 30,
	2008	2009	2010	Thereafter	Total	2005

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages		$15,307,500		$345,800,000	$361,107,500	$387,300,000
Average interest rate		7.89%		6.73%	6.78%

Variable-rate Credit Facility			$227,900,000		$227,900,000	$227,900,000
Average interest rate			4.07%		4.07%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable interest
rate swap agreements			$190,887,000		$190,887,000	$5,983,990
Average pay rate			4.08%		4.08%
Average receive rate			4.06%		4.06%

Rate sensitive investments:

Fixed-rate Partnership Preference
Units:

						Estimated Fair
						Value
						as of
	2006-					September 30,
	2008	2009	2010	Thereafter	Total	2005

Camden Operating, L.P., 7.0%
Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
12/2/08, Current Yield: 7.21%		$12,083,450			$12,083,450	$12,140,000

Colonial Realty Limited
Partnership, 7.25% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable 8/24/09,
Current Yield: 7.37%		$9,637,020			$9,637,020	$9,840,000

Essex Portfolio, L.P., 7.875% Series
B Cumulative Redeemable
Preferred Units, Callable 12/31/09,
Current Yield: 7.68%			$5,969,445		$5,969,445	$7,690,830

MHC Operating Limited
Partnership, 8.0625% Series D
Cumulative Redeemable Perpetual
Prefrence Units, Callable 3/24/10,
Current Yield: 7.94%			$10,000,000		$10,000,000	$10,160,000

PSA Institutional Partners, L.P.,
6.4% Series NN Cumulative
Redeemable Perpetual Preferred
Units, Callable 3/17/10, Current
Yield: 6.54%			$10,740,000		$10,740,000	$9,792,000

Vornado Realty, L.P., 7.0% Series
D-10 Cumulative Redeemable
Preferred Units, Callable 11/17/08,
Current Yield: 6.92%(1)		$7,008,997			$7,008,997	$8,020,635

* The amounts listed reflect the Fund’s positions as of September 30, 2005. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004, shares of the Fund may be redeemed by Fund Shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all Shareholders and all outstanding Fund shares are eligible (except for shares subject to an estate freeze election as described in Item 5 of the Fund’s Annual Report on Form 10-K for the fiscal year ending December 31, 2004). During each month in the quarter ended September 30, 2005, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

July 31, 2005	166,583.731	$107.90

August 31, 2005	76,808.889	$108.14

September 30, 2005	96,336.296	$108.19

Total	339,728.916	$108.12

(1)	All shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended September 30, 2005.

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

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 9, 2005.

BELPORT CAPITAL FUND LLC

/s/ Michelle A. Green Michelle A. Green Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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