Form 10-Q
period 2006-03-31
BELPORT CAPITAL FUND LLC
filed 2006-05-10
CIK 1138602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 (the Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes X     No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the
Act).             Large Accelerated Filer  X             Accelerated Filer __       Non-Accelerated Filer __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

		Belport Capital Fund LLC
		Index to Form 10-Q
PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements
		Condensed Consolidated Statements of Assets and Liabilities as of
		March 31, 2006 (Unaudited) and December 31, 2005	3
		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended March 31, 2006 and 2005	4
		Condensed Consolidated Statements of Changes in Net Assets for the
		Three Months Ended March 31, 2006 (Unaudited) and the Year Ended
		December 31, 2005	6
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Three Months Ended March 31, 2006 and 2005	7
		Financial Highlights for the Three Months Ended March 31, 2006
		(Unaudited) and the Year Ended December 31, 2005	9
		Notes to Condensed Consolidated Financial Statements as of
		March 31, 2006 (Unaudited)	10
Item	2.	Management’s Discussion and Analysis of Financial Condition (MD&A)
		and Results of Operations	17
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item	4.	Controls and Procedures	21
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings	22
Item	1A.	Risk Factors	22
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item	3.	Defaults Upon Senior Securities	22
Item	4.	Submission of Matters to a Vote of Security Holders	22
Item	5.	Other Information	22
Item	6.	Exhibits	23
SIGNATURES			24
EXHIBIT INDEX		2	25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

	March 31, 2006
	(Unaudited)	December 31, 2005

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,699,815,429	$1,670,211,812
Investment in Partnership Preference Units	27,364,847	54,363,193
Investment in other real estate	621,522,218	608,253,962
Short-term investments	5,016,000	5,392,208

Total investments	$2,353,718,494	$2,338,221,175
Cash	7,442,200	5,730,922
Escrow deposits – restricted	3,962,568	4,013,554
Open interest rate swap agreements, at value	9,585,107	7,207,061
Distributions and interest receivable	917	158,270
Swap interest receivable	34,726	15,786
Other assets	2,677,752	2,844,060

Total assets	$2,377,421,764	$2,358,190,828

Liabilities:
Loan payable – Credit Facility	$218,500,000	$230,900,000
Mortgages payable	361,107,500	361,107,500
Payable for Fund Shares redeemed	4,175,585	6,936,517
Payable to affiliate for investment advisory and administrative fees	355,662	364,103
Payable to affiliate for distribution and servicing fees	568,995	568,707
Security deposits	1,002,131	955,302
Accrued expenses:
Interest expense	2,277,806	2,233,855
Property taxes	3,679,166	3,640,129
Other expenses and liabilities	2,946,976	3,102,471
Minority interests in controlled subsidiaries	67,658,699	61,361,523

Total liabilities	$662,272,520	$671,170,107

Net assets	$1,715,149,244	$1,687,020,721

Shareholders’ Capital	$1,715,149,244	$1,687,020,721

Shares outstanding	14,861,451	15,114,379

Net asset value and redemption price per Share	$115.41	$111.62

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	March 31, 2006	March 31, 2005

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $43,331 and
$65,169, respectively)	$7,004,492	$6,767,252
Interest allocated from Belvedere Company	10,837	49,615
Expenses allocated from Belvedere Company	(2,493,029)	(2,461,536)

Net investment income allocated from
Belvedere Company	$4,522,300	$4,355,331
Rental income	17,849,628	16,892,050
Distributions from Partnership Preference Units	382,813	911,510
Interest	178,025	104,137

Total investment income	$22,932,766	$22,263,028

Expenses:
Investment advisory and administrative fees	$1,511,352	$1,461,712
Property management fees	708,179	673,033
Distribution and servicing fees	852,508	788,075
Interest expense on mortgages	6,222,159	6,220,912
Interest expense on Credit Facility	2,682,321	1,699,820
Property and maintenance expenses	4,853,940	5,645,632
Property taxes and insurance	2,148,215	2,265,506
Miscellaneous	171,541	214,493

Total expenses	$19,150,215	$18,969,183
Deduct –
Reduction of investment advisory
and administrative fees	426,432	400,090

Net expenses	$18,723,783	$18,569,093

Net investment income before
minority interests in net income of
controlled subsidiaries	$4,208,983	$3,693,935
Minority interests in net income
of controlled subsidiaries	(989,840)	(369,736)

Net investment income	$3,219,143	$3,324,199

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended

	March 31, 2006	March 31, 2005

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$14,766,580	$(977,044)
Investment transactions in Partnership
Preference Units (identified cost basis)	921,882	1,005,494
Interest rate swap agreements (1)	309,541	(625,247)

Net realized gain (loss)	$15,998,003	$(596,797)

Change in unrealized appreciation (depreciation) –
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$51,595,583	$(38,069,579)
Investments in Partnership Preference Units
(identified cost basis)	(1,475,895)	331,454
Investments in other real estate (net of minority
interests in unrealized appreciation (depreciation) of
controlled subsidiaries of $5,307,336
and $12,737,086, respectively)	6,848,342	38,580,345
Interest rate swap agreements	2,378,046	4,234,538

Net change in unrealized appreciation (depreciation)	$59,346,076	$5,076,758

Net realized and unrealized gain	$75,344,079	$4,479,961

Net increase in net assets from operations	$78,563,222	$7,804,160

(1) Amounts represent interest earned (incurred) in connection with interest rate swap agreements (Note 5).

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

	Three Months Ended
	March 31, 2006	Year Ended
	(Unaudited)	December 31, 2005

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$3,219,143	$14,966,842
Net realized gain from investment transactions, securities
sold short, foreign currency transactions and interest rate
swap agreements	15,998,003	47,457,237
Net change in unrealized appreciation (depreciation) of
investments, securities sold short, foreign currency and
interest rate swap agreements	59,346,076	75,971,404

Net increase in net assets from operations	$78,563,222	$138,395,483

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$10,763,342	$9,945,092
Net asset value of Fund Shares redeemed	(39,755,179)	(99,358,472)

Net decrease in net assets from Fund Share transactions	$(28,991,837)	$(89,413,380)

Distributions –
Distributions to Shareholders	$(21,442,862)	$(19,721,889)

Total distributions	$(21,442,862)	$(19,721,889)

Net increase in net assets	$28,128,523	$29,260,214
Net assets:
At beginning of period	$1,687,020,721	$1,657,760,507

At end of period	$1,715,149,244	$1,687,020,721

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

	March 31, 2006	March 31, 2005

Cash Flows From (For) Operating Activities –
Net increase in net assets from operations	$ 78,563,222	$7,804,160
Adjustments to reconcile net increase in net assets from operations to net cash flows from operating activities –
Net investment income allocated from Belvedere Company	(4,522,300)	(4,355,331)
(Increase) decrease in escrow deposits	50,986	(872,737)
Decrease in distributions and interest receivable	157,353	144
Decrease in interest payable for open swap agreements	-	(15,960)
Increase in interest receivable for open swap agreements	(18,940)	-
Decrease in other assets	166,308	108,826
Decrease in payable to affiliate for investment advisory and administrative fees	(8,441)	-
Increase in payable to affiliate for distribution and servicing fees	288	-
Increase (decrease) in security deposits, accrued interest and
accrued other expenses and liabilities	(64,715)	1,431,604
Increase in accrued property taxes	39,037	1,244,465
Purchase of Partnership Preference Units	-	(10,000,000)
Proceeds from sales of Partnership Preference Units	26,444,333	19,514,382
Improvements to rental property	(1,112,578)	(1,064,173)
Interest earned (incurred) on interest rate swap agreements	309,541	(625,247)
(Increase) decrease in short-term investments	376,208	(6,207,000)
Minority interests in net income of controlled subsidiaries	989,840	369,736
Net realized (gain) loss from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	(15,998,003)	596,797
Net change in unrealized (appreciation) depreciation of investments,
securities sold short, foreign currency and interest rate swap agreements	(59,346,076)	(5,076,758)

Net cash flows from operating activities	$ 26,026,063	$2,852,908

Cash Flows From (For) Financing Activities -
Proceeds from Credit Facility	$-	$20,000,000
Repayments of Credit Facility	(12,400,000)	(10,000,000)
Distributions paid to Shareholders	(10,679,520)	(9,776,797)
Payments for Fund Shares redeemed	(1,235,265)	(1,131,621)

Net cash flows for financing activities	$ (24,314,785)	$(908,418)

Net increase in cash	$1,711,278	$1,944,490
Cash at beginning of period	$5,730,922	$6,014,571

Cash at end of period	$7,442,200	$7,959,061

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended

	March 31, 2006	March 31, 2005

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$2,633,689	$1,681,071
Interest paid on mortgages	$6,118,185	$6,148,541
Interest paid (received) on swap agreements	$(290,601)	$641,207
Market value of securities distributed in payment of
redemptions	$41,280,846	$15,412,139

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Financial Statements (Continued)
Financial Highlights

	Three Months Ended
	March 31, 2006	Year Ended
	(Unaudited)	December 31, 2005

Net asset value – Beginning of period	$111.620	$103.950

Income (loss) from operations

Net investment income (1)	$0.214	$0.957
Net realized and unrealized gain	4.996	7.953

Total income from operations	$5.210	$8.910

Distributions

Distributions to Shareholders	$(1.420)	$(1.240)

Total distributions	$(1.420)	$(1.240)

Net asset value – End of period	$115.410	$111.620

Total Return (2)	4.72%	8.72%

Ratios as a percentage of average net assets (3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	1.13% (9)	1.18%
Operating expenses (4)	1.40% (9)	1.49%
Belport Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	0.64% (9)	0.51%
Investment advisory and administrative fees, distribution and servicing fees and other Fund operating expenses (5)(7)
	1.09% (9)	1.10%

Total expenses	4.26% (9)	4.28%
Net investment income	0.77% (9)	0.91%

Ratios as a percentage of average gross assets (3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.87% (9)	0.89%
Operating expenses (4)	1.08% (9)	1.12%
Belport Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	0.49% (9)	0.38%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)	0.83% (9)	0.83%

Total expenses	3.27% (9)	3.22%
Net investment income	0.59% (9)	0.69%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 1,715,149	$1,687,021
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)	0%	0% (10)

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belport Realty Corporation’s (Belport Realty) controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belport Realty.

(4)	Includes Belport Realty’s proportional share of expenses incurred by its controlled subsidiaries.

(5)	Includes the expenses of Belport Capital Fund LLC (Belport Capital) and Belport Realty. Does not include expenses of Belport Realty's controlled subsidiaries.

(6)	Ratios do not include interest incurred in connection with interest rate swap agreements, if any. Had such amounts been included, ratios would be higher.

(7)	Includes Belport Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.

(8)	Average gross assets is defined as the average daily amount of all assets of Belport Capital (including Belport Capital’s interest in Belvedere Company and Belport Capital’s ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belport Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belport Realty.

(9)	Annualized.

(10)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of March 31, 2006

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

The balance sheet at December 31, 2005 and the statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2005 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

The allocation of Belport Capital’s net asset value per Share of $115.41 and $111.62 as of March 31, 2006 and December 31, 2005, respectively, between Preferred and Common Shares that have been restructured is as follows:

		Per Share Value at

	March 31, 2006		December 31, 2005

Date of Contribution	Preferred Shares	Common Shares	Preferred Shares	Common Shares

May 23, 2001	$109.97	$5.44	$106.18	$5.44
July 26, 2001	$110.43	$4.98	$106.64	$4.98
December 18, 2001	$110.58	$4.83	$106.79	$4.83

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the three months ended March 31, 2006 and 2005:

	Three Months Ended

Investment Transactions	March 31, 2006	March 31, 2005

Decreases in investment in Belvedere Capital Fund Company LLC	$41,280,846	$15,412,139
Purchases of Partnership Preference Units	$-	$10,000,000
Sales of Partnership Preference Units (1)	$26,444,333	$19,514,382

(1)	Sales of Partnership Preference Units for the three months ended March 31, 2006 and 2005 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management) for which gains of $921,882 and $1,005,494 were recognized, respectively.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the three months ended March 31, 2006 and 2005, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Three Months Ended

	March 31, 2006	March 31, 2005

Belvedere Company’s interest in the Portfolio (1)	$13,881,079,382	$12,584,989,585
The Fund’s investment in Belvedere Company (2)	$1,699,815,429	$1,634,980,131
Income allocated to Belvedere Company from the Portfolio	$56,325,424	$52,138,985
Income allocated to the Fund from Belvedere Company	$7,015,329	$6,816,867
Expenses allocated to Belvedere Company from the Portfolio	$14,901,069	$14,031,081
Expenses allocated to the Fund from Belvedere Company	$2,493,029	$2,461,536
Net realized gain (loss) from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere
Company from the Portfolio	$118,623,637	$(7,321,051)
Net realized gain (loss) from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from
Belvedere Company	$14,766,580	$(977,044)
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
Company from the Portfolio	$412,112,399	$(280,637,975)
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund
from Belvedere Company	$51,595,583	$(38,069,579)

(1)	As of March 31, 2006 and 2005, the value of Belvedere Company’s interest in the Portfolio represents 71.4% and 67.7% of the Portfolio’s net assets, respectively.

(2)	As of March 31, 2006 and 2005, the Fund’s investment in Belvedere Company represents 12.3% and 13.0% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2006, December 31, 2005 and March 31, 2005 and its operations for the three months ended March 31, 2006, for the year ended December 31, 2005 and for the three months ended March 31, 2005 follows:

	March 31, 2006	December 31, 2005	March 31, 2005

Investments, at value	$ 19,489,204,023	$ 18,969,693,193	$18,468,165,880
Other assets	82,793,817	78,497,584	119,669,991

Total assets	$ 19,571,997,840	$19,048,190,777	$18,587,835,871

Collateral for securities loaned	$96,708,244	$-	$-
Demand note payable	16,300,000	8,000,000	4,200,000
Management fee payable	6,942,089	6,896,006	-
Other liabilities	320,675	687,918	125,209

Total liabilities	$120,271,008	$15,583,924	$4,325,209

Net assets	$ 19,451,726,832	$19,032,606,853	$18,583,510,662

	March 31, 2006	December 31, 2005	March 31, 2005

Dividends and interest	$79,789,760	$316,363,717	$77,449,217

Investment adviser fee	$20,700,926	$80,617,092	$20,297,088
Other expenses	370,225	2,931,135	611,649
Total expense reductions	-	(89,156)	(59,259)

Net expenses	$21,071,181	$83,459,071	$20,849,478

Net investment income	$58,718,579	$232,904,646	$56,599,739
Net realized gain (loss) from
investment transactions,
securities sold short and foreign
currency transactions	444,361,395	70,889,149	(11,056,277)
Net change in unrealized
appreciation (depreciation) of
investments, securities sold short
and foreign currency	563,623,384	551,019,603	(422,252,722)

Net increase (decrease) in net
assets from operations	$1,006,703,358	$854,813,398	$(376,709,260)

5 Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire equity in real estate investments. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at March 31, 2006 and December 31, 2005 are listed below.

	Notional			Initial
	Amount			Optional	Final	Unrealized Appreciation at
Effective	(000’s	Fixed	Floating	Termination	Termination
Date	omitted)	Rate	Rate	Date	Date	March 31, 2006	December 31, 2005

10/03	$ 34,905	4.565%	LIBOR + 0.20%	3/05	6/10	$1,243,682	$ 921,063
10/03	46,160	4.045%	LIBOR + 0.20%	2/10	6/10	2,359,905	1,759,978
10/03	109,822	3.945%	LIBOR + 0.20%	-	6/10	5,981,520	4,526,020

						$9,585,107	$ 7,207,061

6  Debt Notes Payable – In April 2006, Belport Capital and the minority shareholder of Monadnock Property Trust LLC (Monadnock) loaned $30,937,500 and $10,312,500, respectively, to Monadnock. The notes bear interest on the outstanding principal amount at the rate of 8.75% per annum. There is no obligation to pay any principal or interest until April 4, 2007, at which time the entire outstanding principal balance of the notes, plus all accrued unpaid interest thereon is due and payable.

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

	Tax-Managed
For the Three Months Ended	Growth	Real
March 31, 2006	Portfolio*	Estate	Total

Revenue	$4,522,300	$18,302,501	$22,824,801
Interest expense on mortgages	-	(6,222,159)	(6,222,159)
Interest expense on Credit Facility	(214,586)	(1,958,094)	(2,172,680)
Operating expenses	(316,312)	(8,575,309)	(8,891,621)
Minority interests in net income of controlled
subsidiaries	-	(989,840)	(989,840)

Net investment income	$3,991,402	$557,099	$4,548,501
Net realized gain	14,766,580	1,231,423	15,998,003
Net change in unrealized appreciation (depreciation)	51,595,583	7,750,493	59,346,076

Net increase in net assets from operations
of reportable segments	$70,353,565	$9,539,015	$79,892,580

	Tax-Managed
For the Three Months Ended	Growth	Real
March 31, 2005	Portfolio*	Estate	Total

Revenue	$4,355,331	$17,832,320	$ 22,187,651
Interest expense on mortgages	-	(6,220,912)	(6,220,912)
Interest expense on Credit Facility	(118,987)	(1,410,851)	(1,529,838)
Operating expenses	(323,365)	(9,422,712)	(9,746,077)
Minority interests in net income of controlled
subsidiaries	-	(369,736)	(369,736)

Net investment income	$3,912,979	$408,109	$4,321,088
Net realized gain (loss)	(977,044)	380,247	(596,797)
Net change in unrealized appreciation (depreciation)	(38,069,579)	43,146,337	5,076,758

Net increase (decrease) in net assets from
operations of reportable segments	$(35,133,644)	$43,934,693	$8,801,049

*Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following table reconciles the reported segment information to the condensed consolidated financial statements for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Revenue:
Revenue from reportable segments	$22,824,801	$22,187,651
Unallocated amounts:
Interest earned on cash not invested in the
Portfolio or in subsidiaries	107,965	75,377

Total revenue	$22,932,766	$22,263,028

Net increase (decrease) in net assets from operations:
Net increase in net assets from operations of reportable
segments	$79,892,580	$8,801,049
Unallocated investment income:
Interest earned on cash not invested in the
Portfolio or in subsidiaries	107,965	75,377
Unallocated expenses (1):
Distribution and servicing fees	(852,508)	(788,075)
Interest expense on Credit Facility	(509,641)	(169,982)
Audit, tax and legal fees	(46,935)	(91,232)
Other operating expenses	(28,239)	(22,977)

Net increase in net assets from operations	$78,563,222	$7,804,160

(1)	Unallocated expenses represent costs incurred that pertain to the overall operation of Belport Capital, and do not pertain to either operating segment.

The following tables reconcile the reported segment information to the condensed consolidated financial statements as of March 31, 2006 and December 31, 2005:

	Tax-Managed	Real
At March 31, 2006	Growth Portfolio*	Estate	Total

Segment assets	$1,699,815,429	$670,367,213	$ 2,370,182,642
Segment liabilities	20,889,496	598,936,478	619,825,974

Net assets of reportable segments	$1,678,925,933	$71,430,735	$1,750,356,668

	Tax-Managed	Real
At December 31, 2005	Growth Portfolio*	Estate	Total

Segment assets	$1,670,211,812	$680,920,828	$2,351,132,640
Segment liabilities	23,642,554	618,875,748	642,518,302

Net assets of reportable segments	$1,646,569,258	$62,045,080	$1,708,614,338

*Belport Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

Net assets:	March 31, 2006	December 31, 2005

Net assets of reportable segments	$1,750,356,668	$1,708,614,338
Unallocated amounts:
Cash (1)	2,223,122	1,665,980
Short-term investments (1)	5,016,000	5,392,208
Loan payable – Credit Facility (2)	(41,612,675)	(27,842,892)
Payable to affiliate for distribution and servicing fees	(568,995)	(568,707)
Other liabilities	(264,876)	(240,206)

Net assets	$1,715,149,244	$1,687,020,721

(1)	Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2)	Unallocated amount of loan payable – Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

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

MD&A and Results of Operations for the Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005.

Performance of the Fund.(1) The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged market index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the costs of a substantial portion of its borrowings under the Credit Facility (described under "Liquidity and Capital Resources" below) and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return was 4.72% for the quarter ended March 31, 2006. This return reflects an increase in the Fund’s net asset value per share from $111.62 to $115.41 and a distribution of $1.42 per share during the period. The total return of the S&P 500 Index was 4.21% over the same period. Last year, the Fund had a total return performance of 0.52% for the quarter ended March 31, 2005. This return reflected a decrease in the Fund’s net asset value per share from $103.95 to $103.20 and a distribution of $1.24 per share during the period. The S&P 500 Index had a total return of -2.15% over the same period.

Performance of the Portfolio. In the face of rising interest rates and oil prices, U.S. equities managed to post healthy results during the first quarter of 2006. The S&P 500 and Dow Jones Industrials Indices had their strongest quarterly advance in years, each gaining more than 4%. The NASDAQ Composite gained an even more impressive 6.1% during the quarter. Mixed economic and earnings reports were offset by positive news of benign inflation and healthy capital spending. Small- and mid-cap stocks once again outperformed large-cap investments and the large-cap value style continued to outperform the large-cap growth style. For the quarter ended March 31, 2006, the Portfolio’s total return was 4.34%, outperforming the S&P 500 Index return of 4.21% over the same period. For comparison, during the first quarter of 2005, the Portfolio posted a total return of -1.98%.

Telecommunication and energy were the best performing sectors of the S&P 500 Index during the first quarter of 2006, while the utilities and health care sectors were the weakest performers. Market leading industries in the first quarter included construction materials, communication equipment and diversified telecommunications. In contrast, internet software, consumer services and catalog retailers were among the worst performing industries.

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

The Portfolio’s modest outperformance versus the S&P 500 Index during the quarter was driven by its sector allocation and industry diversification. The Portfolio’s overweighting of the outperforming industrials sector and the strong performing air freight logistics, machinery and investment brokerage industries was beneficial. During the quarter, the Portfolio maintained an underweighting of the utilities sector, which was beneficial given the price declines experienced by independent power producers and electric utilities stocks over the period. Stock selection within the health care and consumer discretionary sectors also contributed positively to returns during the quarter.

While the Portfolio’s continued overweighting of the energy sector, which continues to benefit from rising oil prices, remained positive, its holdings within the oil and gas exploration and production industry delivered sub-par results. Relatively weak performance of semiconductor and IT services stocks, as well as an underweighting of the outperforming telecommunications sector, also negatively impacted returns. Commodity related investments, such as copper, gold and aluminum stocks, registered impressive gains and the Portfolio benefited from its allocation to and selections within the metals and mining industry.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belport Realty Corporation (Belport Realty). As of March 31, 2006, real estate investments included majority interests in two real estate joint ventures (Real Estate Joint Ventures), Bel Multifamily Property Trust (Bel Multifamily) and Monadnock Property Trust LLC (Monadnock), and a portfolio of income producing preferred equity interests in real estate operating partnerships that are generally affiliated with and controlled by real estate investment trusts (REITs) that are publicly-traded (Partnership Preference Units). Bel Multifamily and Monadnock own multifamily properties. As of March 31, 2006, the estimated fair value of the Fund’s real estate investments represented 27.3% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in Bel Multifamily and Monadnock, the Fund’s real estate investments represented 29.0% of the Fund’s net assets as of March 31, 2006.

During the quarter ended March 31, 2006, rental income from real estate operations was approximately $17.8 million compared to approximately $16.9 million for the quarter ended March 31, 2005, an increase of $0.9 million or 5%. This increase in rental income was due to higher rental revenue at the properties in Bel Multifamily and Monadnock. During the quarter ended March 31, 2005, rental income increased due to higher multifamily rental revenue net of concessions at Bel Multifamily and Monadnock.

During the quarter ended March 31, 2006, property operating expenses were approximately $7.7 million, compared to approximately $8.6 million for the quarter ended March 31, 2005, a decrease of $0.9 million or 10% (property operating expenses are before certain operating expenses of Belport Realty of approximately $0.9 million for the quarter ended March 31, 2006 and $0.8 million for the quarter ended March 31, 2005). Property operating expenses for the quarter ended March 31, 2006 decreased principally due to lower property and maintenance expenses at certain Florida multifamily properties. Property operating expenses for the quarter ended March 31, 2005 increased principally due to higher property and maintenance expenses in one of the Real Estate Joint Ventures due in part to repair costs during the quarter related to hurricane damage at certain Florida multifamily properties in 2004.

Improvements in multifamily property operating conditions are being seen in numerous markets around the country, reflecting a better supply/demand balance. Boston Management and Research (Boston Management) expects this favorable trend to continue, although higher operating expenses and capital expenditures attributable to routine maintenance costs are expected to offset much of the improvement in rental income.

At March 31, 2006, the estimated fair value of the real properties indirectly held through Belport Realty was approximately $621.5 million compared to approximately $608.3 million at December 31, 2005, a net increase of $13.2 million, or 2%. The increase in estimated real property values at March 31, 2006 resulted from net increases in the estimated values of multifamily properties held by Bel Multifamily and Monadnock. Despite weak market conditions over the past several years, property values have increased as lower near-term property earnings expectations generally have been offset by lower capitalization and discount rates applied in valuing the properties.

During the quarter ended March 31, 2006, the Fund saw unrealized appreciation of the estimated fair value of its other real estate investments (which includes Bel Multifamily and Monadnock) of approximately $6.8 million compared to unrealized appreciation of approximately $38.6 million during the quarter ended March 31, 2005. Net unrealized appreciation of approximately $6.8 million during the quarter ended March 31, 2006 was due to net increases in the estimated fair value of the properties of Bel Multifamily and Monadnock. Net unrealized appreciation of approximately $38.6 million during the quarter ended March 31, 2005 was due principally to net increases in the estimated fair value of the properties of Bel Multifamily and Monadnock. The increases resulted primarily from lower capitalization and discount rates applied in valuing the properties.

During the quarter ended March 31, 2006, Belport Realty sold certain of its Partnership Preference Units totaling approximately $26.4 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $0.9 million on the transactions. At March 31, 2006, the estimated fair value of Belport Realty’s Partnership Preference Units totaled approximately $27.4 million compared to approximately $54.4 million at December 31, 2005, a net decrease of $27.0 million or 50%. The net decrease in value was principally due to fewer Partnership Preference Units held at March 31, 2006 compared to December 31, 2005, and, in addition, in the current environment, estimated fair values for Partnership Preference Units have been negatively impacted by rising interest rates, offset in part by tighter credit spreads for credit-sensitive income securities, including real estate-related securities.

During the quarter ended March 31, 2006, the Fund saw net unrealized depreciation of the estimated fair value of its Partnership Preference Units of approximately $1.5 million compared to net unrealized appreciation of approximately $0.3 million during the quarter ended March 31, 2005. The net unrealized depreciation of approximately $1.5 million during the quarter ended March 31, 2006 consisted of approximately $0.7 million of unrealized depreciation as a result of decreases in the per unit values of Partnership Preference Units held by Belport Realty at March 31, 2006, and approximately $0.8 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to the sales of Partnership Preference Units during the quarter ended March 31, 2006. The net unrealized appreciation of approximately $0.3 million during the quarter ended March 31, 2005 consisted of approximately $1.0 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units held by Belport Realty at March 31, 2005, and approximately $0.7 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to the sales of Partnership Preference Units during the quarter ended March 31, 2005.

Distributions from Partnership Preference Units for the quarter ended March 31, 2006 totaled approximately $0.4 million compared to approximately $0.9 million for the quarter ended March 31, 2005, a decrease of $0.5 million or 56%. The decrease was principally due to fewer Partnership Preference Units held on average during the quarter. For the quarter ended March 31, 2005, the decrease was due to fewer Partnership Preference Units held on average, as well as lower average distribution rates on Partnership Preference Units held.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $2.7 million, compared to approximately $3.6 million of net realized and unrealized gains for the quarter ended March 31, 2005. Net realized and unrealized gains on swap agreements for the quarter ended March 31, 2006 consisted of $2.4 million of net unrealized gains due to changes in swap agreement valuations and $0.3 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statements). For the quarter ended March 31, 2005, the Fund had net unrealized gains of $4.2 million due to swap agreement valuation changes, offset by $0.6 million of swap agreement periodic payments made. The positive impact on Fund performance for the quarters ended March 31, 2006 and 2005 from changes in swap agreement valuations was attributable to increases in swap rates during the periods.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2006, the Fund had outstanding borrowings of $218.5 million and unused loan commitments of $52.4 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $9.6 million. As of December 31, 2005, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $7.2 million.

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

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended March 31,*

							Estimated Fair Value as of March 31, 2006

	2007-2008	2009	2010	2011	Thereafter	Total

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages			$15,307,500	$143,800,000	$202,000,000	$361,107,500	$374,400,000
Average interest rate			7.89%	6.95%	6.57%	6.78%

Variable-rate Credit Facility				$218,500,000		$218,500,000	$218,500,000
Average interest rate				5.03%		5.03%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable interest
rate swap agreements				$190,887,000		$190,887,000	$9,585,107
Average pay rate				4.08%		4.08%
Average receive rate				5.03%		5.03%

Rate sensitive investments:

Fixed-rate Partnership Preference
Units:

						Estimated Fair Value as of March 31, 2006

2007-2008	2009	2010	2011	Thereafter	Total

Colonial Realty Limited Partnership,
7.25% Series B Cumulative
Redeemable Perpetual Preferred
Units, Callable 8/24/09,
Current Yield: 7.48%		$9,637,020			$9,637,020	$9,692,000
MHC Operating Limited Partnership,
8.0625% Series D Cumulative
Redeemable Perpetual Prefrence
Units, Callable 3/24/10,
Current Yield: 8.14%		$10,000,000			$10,000,000	$9,908,000
Vornado Realty, L.P., 7.0% Series
D-10 Cumulative Redeemable
Preferred Units, Callable 11/17/08,
Current Yield: 7.15%(1)	$6,773,738				$6,773,738	$7,764,847

*	The amounts listed reflect the Fund’s positions as of March 31, 2006. The Fund’s current positions may differ.
(1)	Belport Realty’s interest in these Partnership Preference Units is held through Bel Holdings LLC.
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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election as described in Item 5 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005). During each month in the quarter ended March 31, 2006, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

January 31, 2006	132,192.848	$112.89

February 28, 2006	73,796.893	$112.08

March 31, 2006	143,704.860	$113.45

Total	349,694.601	$113.16

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on May 10, 2006.

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