Form 10-Q
period 2006-06-30
BELPORT CAPITAL FUND LLC
filed 2006-08-09
CIK 1138602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [   ]    No [X]

Belport Capital Fund LLC

Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page

Item	1.	Financial Statements

		Condensed Consolidated Statements of Assets and Liabilities as of
		June 30, 2006 (Unaudited) and December 31, 2005	3

		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended June 30, 2006 and 2005 and for the
		Six Months Ended June 30, 2006 and 2005	4

		Condensed Consolidated Statements of Changes in Net Assets for the
		Six Months Ended June 30, 2006 (Unaudited) and the
		Year Ended December 31, 2005	6

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Six Months Ended June 30, 2006 and 2005	7

		Financial Highlights for the Six Months Ended June 30, 2006 (Unaudited)
		and the Year Ended December 31, 2005	9

		Notes to Condensed Consolidated Financial Statements
		as of June 30, 2006 (Unaudited)	10

Item	2.	Management’s Discussion and Analysis of Financial Condition (MD&A)
		and Results of Operations	16

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item	4.	Controls and Procedures	22

PART II.		OTHER INFORMATION

Item	1.	Legal Proceedings	23

Item	1A.	Risk Factors	23

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item	3.	Defaults Upon Senior Securities	23

Item	4.	Submission of Matters to a Vote of Security Holders	23

Item	5.	Other Information	23

Item 6. Exhibits	24

SIGNATURES	25

EXHIBIT INDEX	26

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

	June 30, 2006
	(Unaudited)	December 31, 2005

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,648,935,960	$1,670,211,812
Investment in Partnership Preference Units	36,325,760	54,363,193
Investment in other real estate	678,632,215	608,253,962
Short-term investments	4,108,380	5,392,208

Total investments	$2,368,002,315	$2,338,221,175
Cash	5,405,356	5,730,922
Distributions and interest receivable	3,123,513	158,270
Swap interest receivable	45,811	15,786
Open interest rate swap agreements, at value	11,180,486	7,207,061
Escrow deposits – restricted	5,151,434	4,013,554
Other assets	1,955,645	2,844,060

Total assets	$2,394,864,560	$2,358,190,828

Liabilities:
Loan payable – Credit Facility	$261,000,000	$230,900,000
Mortgages payable	361,107,500	361,107,500
Payable for Fund Shares redeemed	-	6,936,517
Payable to affiliate for investment advisory and administrative fees	388,448	364,103
Payable to affiliate for distribution and servicing fees	566,738	568,707
Note payable to minority shareholder	10,312,500	-
Security deposits	1,111,520	955,302
Accrued expenses:
Interest expense	2,324,697	2,233,855
Property taxes	5,155,820	3,640,129
Other expenses and liabilities	2,798,713	3,102,471
Minority interests in controlled subsidiaries	74,997,274	61,361,523

Total liabilities	$719,763,210	$671,170,107

Net assets	$1,675,101,350	$1,687,020,721

Shareholders’ Capital	$1,675,101,350	$1,687,020,721

Shares outstanding	14,646,265	15,114,379

Net asset value and redemption price per Share	$114.37	$111.62

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $295,397, $240,586, $338,728 and
$305,755, respectively)	$8,155,892	$7,274,849	$15,160,384	$ 14,042,101
Interest allocated from Belvedere Company	182,375	32,567	193,212	82,182
Expenses allocated from Belvedere Company	(2,513,787)	(2,435,358)	(5,006,816)	(4,896,894)

Net investment income allocated from
Belvedere Company	$5,824,480	$4,872,058	$10,346,780	$9,227,389
Rental income	19,146,363	16,992,745	36,995,991	33,884,795
Distributions from Partnership Preference Units	489,548	1,007,657	872,361	1,919,167
Interest	174,470	165,378	352,495	269,515
Other income	-	495,872	-	495,872

Total investment income	$25,634,861	$ 23,533,710	$48,567,627	$ 45,796,738

Expenses:
Investment advisory and administrative fees	$1,592,244	$1,503,114	$3,103,596	$2,964,826
Property management fees	756,856	682,326	1,465,035	1,355,359
Distribution and servicing fees	852,591	811,630	1,705,099	1,599,705
Interest expense on mortgages	6,428,895	6,237,945	12,651,054	12,458,857
Interest expense on Credit Facility	3,408,157	2,016,120	6,090,478	3,715,940
Property and maintenance expenses	5,048,789	4,874,946	9,902,729	10,520,578
Property taxes and insurance	2,304,186	2,106,967	4,452,401	4,372,473
Miscellaneous	258,753	140,591	430,294	355,084

Total expenses	$20,650,471	$18,373,639	$39,800,686	$37,342,822
Deduct –
Reduction of investment advisory
and administrative fees	423,537	405,504	849,969	805,594

Net expenses	$20,226,934	$17,968,135	$38,950,717	$36,537,228

Net investment income before
minority interests in net income of
controlled subsidiaries	$5,407,927	$5,565,575	$9,616,910	$9,259,510
Minority interests in net income
of controlled subsidiaries	(1,101,853)	(784,139)	(2,091,693)	(1,153,875)

Net investment income	$4,306,074	$4,781,436	$7,525,217	$8,105,635

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$ 24,990,573	$ 2,131,974	$ 39,757,153	$ 1,154,930
Investment transactions in Partnership
Preference Units (identified cost basis)	31,558	1,986,531	953,440	2,992,025
Investment transactions in other real estate (net of
minority interests in realized gain of controlled
subsidiary of $0, $13,048, $0 and
$13,048, respectively)	-	43,930	-	43,930
Interest rate swap agreements(1)	529,634	(403,493)	839,175	(1,028,740)

Net realized gain	$ 25,551,765	$ 3,758,942	$ 41,549,768	$ 3,162,145

Change in unrealized appreciation (depreciation) –
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$ (54,151,698)	$ 329,773	$ (2,556,115)	$ (37,739,806)
Investments in Partnership Preference Units
(identified cost basis)	(921,410)	(759,471)	(2,397,305)	(428,017)
Investments in other real estate (net of minority
interests in unrealized appreciation (depreciation) of
controlled subsidiaries of $6,236,720, $4,599,082,
$11,544,058 and $17,336,168, respectively)	8,079,950	10,958,902	14,928,292	49,539,247
Interest rate swap agreements	1,595,379	(4,014,239)	3,973,425	220,299

Net change in unrealized appreciation (depreciation)	$ (45,397,779)	$ 6,514,965	$ 13,948,297	$ 11,591,723

Net realized and unrealized gain (loss)	$ (19,846,014)	$ 10,273,907	$ 55,498,065	$ 14,753,868

Net increase (decrease) in net assets from operations	$ (15,539,940)	$ 15,055,343	$ 63,023,282	$ 22,859,503

(1) Amounts represent interest earned (incurred) in connection with interest rate swap agreements (Note 5)

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets

	Six Months Ended
	June 30, 2006	Year Ended
	(Unaudited)	December 31, 2005

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$7,525,217	$14,966,842
Net realized gain from investment transactions, securities
sold short, foreign currency transactions and interest rate
swap agreements	41,549,768	47,457,237
Net change in unrealized appreciation (depreciation) of
investments, securities sold short, foreign currency and
interest rate swap agreements	13,948,297	75,971,404

Net increase in net assets from operations	$63,023,282	$138,395,483

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$10,763,342	$9,945,092
Net asset value of Fund Shares redeemed	(64,263,133)	(99,358,472)

Net decrease in net assets from Fund Share transactions	$(53,499,791)	$(89,413,380)

Distributions –
Distributions to Shareholders	$(21,442,862)	$(19,721,889)

Total distributions	$(21,442,862)	$(19,721,889)

Net increase (decrease) in net assets	$(11,919,371)	$29,260,214

Net assets:
At beginning of period	$1,687,020,721	$1,657,760,507

At end of period	$1,675,101,350	$1,687,020,721

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

	June 30, 2006	June 30, 2005

Cash Flows From (For) Operating Activities –
Net increase in net assets from operations	$63,023,282	$22,859,503
Adjustments to reconcile net increase in net assets from operations to net cash flows from (for) operating activities –
Net investment income allocated from Belvedere Company	(10,346,780)	(9,227,389)
Decrease in short-term investments	1,283,828	678,070
(Increase) decrease in distributions and interest receivable	(2,965,243)	87,689
Increase in interest receivable for open swap agreements	(30,025)	-
Increase in escrow deposits	(1,137,880)	(1,120,562)
(Increase) decrease in other assets	888,415	(402,173)
Increase in payable to affiliate for investment advisory and administrative fees	24,345	-
Decrease in payable to affiliate for distribution and servicing fees	(1,969)	-
Decrease in interest payable for open swap agreements	-	(36,209)
Increase (decrease) in security deposits, accrued interest and
accrued other expenses and liabilities	(56,698)	1,321,958
Increase in accrued property taxes	1,515,691	1,626,210
Purchases of Partnership Preference Units	(17,506,169)	(10,006,612)
Proceeds from sales of Partnership Preference Units	34,099,737	34,152,876
Payments for investments in other real estate	(41,176,871)	-
Proceeds from sale of investment in other real estate	-	56,978
Improvements to rental property	(2,729,032)	(2,777,778)
Interest earned (incurred) on interest rate swap agreements	839,175	(1,028,740)
Minority interests in net income of controlled subsidiaries	2,091,693	1,153,875
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	(41,549,768)	(3,162,145)
Net change in unrealized (appreciation) depreciation of investments,
securities sold short, foreign currency and interest rate swap agreements	(13,948,297)	(11,591,723)

Net cash flows from (for) operating activities	$ (27,682,566)	$22,583,828

Cash Flows From (For) Financing Activities –
Proceeds from Credit Facility	$49,500,000	$10,000,000
Repayments of Credit Facility	(19,400,000)	(18,000,000)
Proceeds from notes payable to minority shareholder	10,312,500	-
Distributions paid to Shareholders	(10,679,520)	(9,776,797)
Payments for Fund Shares redeemed	(2,375,980)	(2,503,356)

Net cash flows from (for) financing activities	$27,357,000	$(20,280,153)

Net increase (decrease) in cash	$(325,566)	$2,303,675

Cash at beginning of period	$5,730,922	$6,014,571

Cash at end of period	$5,405,356	$8,318,246

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended

	June 30, 2006	June 30, 2005

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$5,986,248	$3,662,608
Interest paid on mortgages	$12,454,902	$12,347,170
Interest paid (received) on swap agreements	$(809,150)	$1,064,949
Market value of securities distributed in payment of
redemptions	$68,823,670	$26,415,861

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Financial Statements (Continued) Financial Highlights

	Six Months Ended
	June 30, 2006		Year Ended
	(Unaudited)		December 31, 2005

Net asset value – Beginning of period	$111.620		$103.950

Income (loss) from operations

Net investment income(1)	$0.505		$0.957
Net realized and unrealized gain	3.665		7.953

Total income from operations	$4.170		$8.910

Distributions

Distributions to Shareholders	$(1.420)		$(1.240)

Total distributions	$(1.420)		$(1.240)

Net asset value – End of period	$114.370		$111.620

Total Return(2)	3.77%		8.72%

Ratios as a percentage of average net assets(3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	1.09%	(9)	1.18%
Operating expenses(4)		1.40% (9)	1.49%
Belport Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.72%	(9)	0.51%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	1.10%	(9)	1.10%

Total expenses		4.31% (9)	4.28%

Net investment income(6)	0.89%	(9)	0.91%

Ratios as a percentage of average gross assets(3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	0.83%	(9)	0.89%
Operating expenses(4)		1.06% (9)	1.12%
Belport Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.55%	(9)	0.38%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	0.83%	(9)	0.83%

Total expenses	3.27%	(9)	3.22%

Net investment income(6)	0.68%	(9)	0.69%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,675,101		$1,687,021
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)(10)	1%		0% (11)

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belport Realty Corporation’s (Belport Realty) controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belport Realty.

(4)	Includes Belport Realty’s proportional share of expenses incurred by its controlled subsidiaries.

(5)	Includes the expenses of Belport Capital Fund LLC (Belport Capital) and Belport Realty. Does not include expenses of Belport Realty's controlled subsidiaries.

(6)	Ratios do not include interest incurred or earned in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.

(7)	Includes Belport Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.

(8)	Average gross assets is defined as the average daily amount of all assets of Belport Capital (including Belport Capital’s interest in Belvedere Company and Belport Capital’s ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belport Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belport Realty.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind transactions. The total turnover rate of the Portfolio including contributions and distributions in-kind was 3% and 6% for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements 9

BELPORT CAPITAL FUND LLC as of June 30, 2006 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

The allocation of Belport Capital’s net asset value per Share of $114.37 and $111.62 as of June 30, 2006 and December 31, 2005, respectively, between Preferred and Common Shares that have been restructured is as follows:

	Per Share Value at

	June 30, 2006		December 31, 2005

Date of Contribution	Preferred Shares	Common Shares	Preferred Shares	Common Shares

May 23, 2001	$108.93	$5.44	$106.18	$5.44
July 26, 2001	$109.39	$4.98	$106.64	$4.98
December 18, 2001	$109.54	$4.83	$106.79	$4.83

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the six months ended June 30, 2006 and 2005:

	Six Months Ended

Investment Transactions	June 30, 2006	June 30, 2005

Decreases in investment in Belvedere Capital Fund Company LLC	$68,823,670	$26,415,861
Acquisition of other real estate (1)	$41,176,871	$-
Sales of other real estate	$-	$56,978
Purchases of Partnership Preference Units	$17,506,169	$10,006,612
Sales of Partnership Preference Units (2)	$34,099,737	$34,152,876

(1)	In April 2006, Monadnock Property Trust LLC (Monadnock) purchased a multifamily residential property for $41,176,871.

(2)	Sales of Partnership Preference Units for the six months ended June 30, 2006 and 2005 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research for which gains of $953,440 and $2,992,025 were recognized, respectively.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the six months ended June 30, 2006 and 2005, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Six Months Ended

	June 30, 2006	June 30, 2005

Belvedere Company’s interest in the Portfolio (1)	$13,612,210,990	$12,549,638,946
The Fund’s investment in Belvedere Company (2)	$1,648,935,960	$1,631,310,214
Income allocated to Belvedere Company from the Portfolio	$124,577,537	$108,215,319
Income allocated to the Fund from Belvedere Company	$15,353,596	$14,124,283
Expenses allocated to Belvedere Company from the Portfolio	$30,250,511	$27,963,656
Expenses allocated to the Fund from Belvedere Company	$5,006,816	$4,896,894
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere
Company from the Portfolio	$322,805,580	$9,053,287
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from
Belvedere Company	$39,757,153	$1,154,930
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
Company from the Portfolio	$(26,476,017)	$(279,324,658)
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund
from Belvedere Company	$(2,556,115)	$(37,739,806)

(1)	As of June 30, 2006 and 2005, the value of Belvedere Company’s interest in the Portfolio represents 72.1% and 68.4% of the Portfolio’s net assets, respectively.

(2)	As of June 30, 2006 and 2005, the Fund’s investment in Belvedere Company represents 12.1% and 13.0% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2006, December 31, 2005 and June 30, 2005 and its operations for the six months ended June 30, 2006, for the year ended December 31, 2005 and for the six months ended June 30, 2005 follows:

	June 30, 2006	December 31, 2005	June 30, 2005

Investments, at value	$18,934,068,161	$18,969,693,193	$18,281,922,793
Other assets	34,515,320	78,497,584	52,772,401

Total assets	$18,968,583,481	$19,048,190,777	$18,334,695,194

Collateral for securities loaned	$72,500,000	$-	$-
Demand note payable	-	8,000,000	-
Management fee payable	6,735,653	6,896,006	-
Other liabilities	754,547	687,918	390,159

Total liabilities	$79,990,200	$15,583,924	$390,159

Net assets	$18,888,593,281	$19,032,606,853	$18,334,305,035

	June 30, 2006	December 31, 2005	June 30, 2005

Dividends and interest	$175,092,342	$316,363,717	$160,085,593

Investment adviser fee	$41,339,905	$80,617,092	$40,134,219
Other expenses	1,142,069	2,931,135	1,275,628
Total expense reductions	(99)	(89,156)	(89,120)

Net expenses	$42,481,875	$83,459,071	$41,320,727

Net investment income	$132,610,467	$232,904,646	$118,764,866
Net realized gain from investment
transactions, securities sold short
and foreign currency transactions	453,652,551	70,889,149	12,967,888
Net change in unrealized appreciation
(depreciation) of investments,
securities sold short and foreign
currency	(29,804,533)	551,019,603	(421,158,753)

Net increase (decrease) in net assets
from operations	$556,458,485	$854,813,398	$(289,425,999)

5 Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belport Capital's net asset value. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at June 30, 2006 and December 31, 2005 are listed below.

	Notional			Initial
	Amount			Optional	Final	Unrealized Appreciation at
Effective	(000’s	Fixed	Floating	Termination	Termination
Date	omitted)	Rate	Rate	Date	Date	June 30, 2006	December 31, 2005

10/03	$ 34,905	4.565%	LIBOR + 0.20%	3/05	6/10	$ 1,505,170	$ 921,063
10/03	46,160	4.045%	LIBOR + 0.20%	2/10	6/10	2,754,665	1,759,978
10/03	109,822	3.945%	LIBOR + 0.20%	-	6/10	6,920,651	4,526,020

						$ 11,180,486	$ 7,207,061

6 Debt

A Credit Facility – On June 30, 2006, Belport Capital amended its credit arrangement with Merrill Lynch Mortgage Capital, Inc. to increase the amount of the revolving loan facility by $60,000,000 to an aggregate principal amount of $114,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. As of June 30, 2006, outstanding borrowings under this credit arrangement totaled $42,500,000.

There were no changes to the terms of Belport Capital’s credit arrangement with DrKW Holdings, Inc. during the six months ended June 30, 2006. As of June 30, 2006, outstanding borrowings under this credit arrangement totaled $218,500,000.

B Notes Payable – Belport Capital and the minority shareholder of Monadnock loaned amounts to the Monadnock real estate joint venture to fund the purchases of real property. The notes are expected to be repaid with proceeds from sales of real property held by Monadnock. The notes bear interest on the outstanding principal amount at the rate of 8.75% . The entire outstanding principal balance of the notes, plus all accrued unpaid interest thereon is due and payable at maturity, generally one year from the date of inception of each note. All balances and transactions related to the notes payable to Belport Capital have been eliminated through consolidation of the financial statements. The note payable principal balances and accrued and unpaid interest due to Belport Capital and minority shareholder of Monadnock at June 30, 2006 amount to $30,937,500 and $222,496 and $10,312,500 and $74,166, respectively.

7 Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s revenue includes the Fund’s pro rata share of the Portfolio’s revenue. Separate from its investment in Belvedere Company, Belport Capital invests in real estate assets through its subsidiary, Belport Realty Corporation (Belport Realty). Belport Realty invests directly and indirectly in Partnership Preference Units and indirectly in real property through its controlled subsidiaries, Bel Multifamily Property Trust (Bel Multifamily) and Monadnock. The Fund’s revenues from the real estate assets primarily consist of consolidated rental income from Bel Multifamily and Monadnock and distribution income from Partnership Preference Units.

Belport Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation). The Fund’s Credit Facility borrowings and related interest expense are centrally managed. A portion of the Credit Facility borrowings and related interest expense have been allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily consist of net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are disclosed as part of the real estate segment. The accounting policies of the reportable segments are the same as those for Belport Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues
The Portfolio*	$5,824,480	$4,872,058	$10,346,780	$9,227,389
Real Estate	19,717,019	18,547,719	38,019,520	36,380,039
Unallocated	93,362	113,933	201,327	189,310

Total revenues	$25,634,861	$23,533,710	$48,567,627	$45,796,738

Net increase (decrease) in
net assets from operations
The Portfolio*	$(23,844,756)	$6,888,411	$46,508,809	$(28,245,233)
Real Estate	9,674,853	9,198,370	19,213,868	53,133,064
Unallocated(1)	(1,370,037)	(1,031,438)	(2,699,395)	(2,028,328)

Net increase (decrease) in
net assets from operations	$(15,539,940)	$15,055,343	$63,023,282	$22,859,503

	June 30, 2006	December 31, 2005

Net assets
The Portfolio*	$1,632,211,934	$ 1,646,569,258
Real Estate	83,765,462	62,045,080
Unallocated(2)	(40,876,046)	(21,593,617)

Net Assets	$1,675,101,350	$ 1,687,020,721

*Belport Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belport Capital and do not pertain to either segment. Included in this amount are distribution and servicing fees of $852,591, $811,630, $1,705,099 and $1,599,705 for the three and six months ended June 30, 2006 and 2005, respectively.
(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of June 30, 2006 and December 31, 2005, such borrowings totaled $44,667,378 and
$27,842,892, respectively. Unallocated assets represent cash and short term investments not invested in the Portfolio or real estate assets. As of June 30, 2006 and December 31, 2005, such amounts totaled $4,619,441 and $7,058,188, respectively.

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

MD&A and Results of Operations for the Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005.

Performance of the Fund.(1) The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged market index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility (described under "Liquidity and Capital Resources" below) and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return was -0.90% for the quarter ended June 30, 2006. This return reflects a decrease in the Fund’s net asset value per share from $115.41 to $114.37 during the period. The total return of the S&P 500 Index was -1.44% over the same period. Last year, the Fund had a total return of 0.92% for the quarter ended June 30, 2005. This return reflected an increase in the Fund’s net asset value per share from $103.20 to $104.15 during the period. The S&P 500 Index had a total return of 1.37% over the same period.

Performance of the Portfolio. For the quarter ended June 30, 2006, the Portfolio had a total return of -1.30%, which compares to the -1.44% total return of its benchmark, the S&P 500 Index, during the same period. Domestic and international equity markets faced a challenging second quarter, particularly during a month-long correction that commenced in mid-May. The riskiest asset classes suffered the most, as investors traded in high beta, growth exposure for higher quality, dividend-rich stocks. The tech-heavy NASDAQ Composite declined more than 7% during the quarter. Positive earnings, record-level profitability and other favorable corporate developments were overshadowed by rising economic and geopolitical concerns. Interest rate increases also continued as the Federal Reserve raised the Federal Funds Rate to 5.25% . Utilities, energy and consumer staples were the top performing S&P 500 Index sectors, while the information technology and health care sectors were the worst. Market leading industries in the second quarter included independent power producers, cable, oil and gas. In contrast, homebuilders, consumer electronics and specialized finance stocks were among the weakest performers.

During the quarter, the Portfolio remained broadly diversified and its strategy of investing in large-capitalization, valuation-sensitive stocks helped performance in an environment of increased market volatility and shift in market leadership to high quality. Compared to the S&P 500 Index, the Portfolio benefited from an overweighting of the

(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. The Portfolio’s total return for the period reflects the total return of another fund that invests in the Portfolio adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund’s current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an Index.

industrials, energy and consumer staples sectors and an underweighting of the information technology and health care sectors. The Portfolio’s relatively stronger investments among communications equipment, computers, and wireless telecommunications industries were also positive contributors to returns. The Portfolio’s relative performance was adversely affected by an overweighting of the consumer discretionary sector and an underweighting of the leading utilities sector. The Portfolio’s stock selection in the insurance, retail and leisure industries also detracted from returns.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belport Realty Corporation (Belport Realty). As of June 30, 2006, real estate investments included majority interests in two real estate joint ventures (Real Estate Joint Ventures), Bel Multifamily Property Trust (Bel Multifamily) and Monadnock Property Trust LLC (Monadnock), and a portfolio of income producing preferred equity interests in real estate operating partnerships that are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Bel Multifamily and Monadnock own multifamily properties. As of June 30, 2006, the estimated fair value of the Fund’s real estate investments represented 29.9% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in Bel Multifamily and Monadnock, the Fund’s real estate investments represented 32.0% of the Fund’s net assets as of June 30, 2006.

In April 2006, Monadnock completed the acquisition of a multifamily property for approximately $41.2 million. The acquired asset is intended to replace one or more properties expected to be sold during the third quarter of 2006.

During the quarter ended June 30, 2006, rental income from real estate operations was approximately $19.1 million compared to approximately $17.0 million for the quarter ended June 30, 2005, an increase of $2.1 million or 12%. This increase in rental income from real estate operations was due to higher rental revenue at the properties held by Bel Multifamily and Monadnock and the acquisition of a multifamily property by Monadnock referenced above. During the quarter ended June 30, 2005, rental income increased due to the acquisition of additional multifamily properties by Monadnock during the last six months of 2004, and also due to modestly higher rental revenues at both Bel Multifamily and Monadnock.

During the quarter ended June 30, 2006, property operating expenses were approximately $8.1 million compared to approximately $7.7 million for the quarter ended June 30, 2005, an increase of $0.4 million or 5%. The increase in property operating expenses was principally due to the acquisition of a multifamily property by Monadnock referenced above. Property operating expenses for the quarter ended June 30, 2005 increased principally due to Monadnock’s ownership of more multifamily properties referenced above.

Improvements in multifamily property operating conditions are being seen in numerous markets around the country, reflecting a better supply/demand balance. Boston Management and Research (Boston Management), the Fund’s investment adviser, expects this favorable trend to continue, although higher operating expenses and capital expenditures attributable to maintenance costs are expected to offset a part of the improvement in rental income.

During the quarter ended June 30, 2006, the Fund saw unrealized appreciation of the estimated fair value of its other real estate investments (which include Bel Multifamily and Monadnock) of approximately $8.1 million compared to unrealized appreciation of approximately $11.0 million during the quarter ended June 30, 2005. Net unrealized appreciation of approximately $8.1 million during the quarter ended June 30, 2006 was due to net increases in the estimated fair values of the multifamily properties held by Bel Multifamily and Monadnock. Net unrealized appreciation of approximately $11.0 million during the quarter ended June 30, 2005 consisted of net unrealized appreciation in the value of the multifamily properties held by Bel Multifamily and Monadnock.

During the quarter ended June 30, 2006, Belport Realty acquired interests in additional Partnership Preference Units for approximately $17.5 million. During the quarter ended June 30, 2006, Belport Realty also sold certain of its Partnership Preference Units for approximately $7.7 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a minimal gain on the transactions. During the quarter ended June 30, 2006, the Fund saw net unrealized depreciation of the estimated fair value of its Partnership Preference Units of approximately $0.9 million compared to net unrealized depreciation of approximately $0.8 million during the quarter ended June 30, 2005. The net unrealized depreciation of approximately $0.9 million during the quarter ended June 30, 2006 was primarily attributable to decreases in the per unit values of Partnership Preference Units. The net unrealized depreciation of approximately $0.8 million at June 30, 2005 consisted of approximately $0.9 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units, offset by approximately $1.7 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units.

Distributions from Partnership Preference Units for the quarter ended June 30, 2006 were approximately $0.5 million compared to approximately $1.0 million for the quarter ended June 30, 2005, a decrease of $0.5 million or 50%. The decrease was principally due to fewer Partnership Preference Units held on average during the quarter, partially offset by higher average distribution rates for the Partnership Preference Units held during the quarter.

Performance of Interest Rate Swap Agreements. For the quarter ended June 30, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements were approximately $2.1 million, compared to net realized and unrealized losses of approximately $4.4 million for the quarter ended June 30, 2005. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2006 consisted of $1.6 million of unrealized appreciation due to changes in swap agreement valuations and $0.5 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statments). For the quarter ended June 30, 2005, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $4.0 million on swap agreement valuation changes and $0.4 million of swap agreement periodic payments. The positive contribution for the quarter ended June 30, 2006 from changes in swap valuations was attributable to an increase in swap rates during the period. The negative impact on Fund performance for the quarter ended June 30, 2005 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period.

MD&A and Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Performance of the Fund. The Fund’s total return was 3.77% for the six months ended June 30, 2006. This return reflects an increase in the Fund’s net asset value per share from $111.62 to $114.37 and a distribution of $1.42 per share during the period. The S&P 500 Index had a total return of 2.70% over the same period. Last year, the Fund had a total return of 1.44% for the six months ended June 30, 2005. This return reflected an increase in the Fund’s net asset value per share from $103.95 to $104.15 and a distribution of $1.24 per share during the period. The S&P 500 Index had a total return of -0.81% over the same period.

Performance of the Portfolio. For the six months ended June 30, 2006, the Portfolio had a total return of 2.97%, which compares to the 2.70% total return of the S&P 500 Index for the same period. The broad equity market posted mixed returns for the six months ended June 30, 2006. Small-cap stocks outperformed large-cap stocks, while value stocks continued to outperform growth stocks. Geopolitical fears and economic uncertainty led to a month-long sell-off toward the end of the period, reversing much of the first quarter gains. Increased market volatility caused investors to move from risky, speculative investments to more stable, value-oriented, and dividend-producing stocks. On balance, corporate trends remained positive, as companies reported solid earnings gains, record profitability levels, and healthy balance sheets. However, as the period progressed, strength in corporate profits became increasingly overshadowed by anxiety surrounding world events and concern over the direction of the economy and interest rates. Monetary policy remained in a tightening mode as the Federal Reserve raised its Fed Funds target rate four times, to 5.25%, over the period. Energy, telecommunications and industrials were the strongest-performing S&P 500 Index sectors, while information technology and health care stocks realized weaker semi-annual returns. Record crude oil prices helped energy-related stocks advance higher. Market-leading industries in the first half of the year included energy equipment and services, construction, metal and mining, and diversified telecom. In contrast, internet software, catalog retail, health care equipment and household durables stocks were among the weakest performers.

The Portfolio remained broadly diversified, continuing to emphasize investments in large-cap, high-quality stocks. Compared to the S&P 500 Index, the Portfolio benefited from an overweighting of the industrials, energy and consumer staples sectors and an underweighting of the information technology and health care sectors. The Portfolio’s stock selection among metals and mining, health care providers and air freight logistics industries was also beneficial to performance. Conversely, an underweight of the telecommunications and utilities sectors, as well as stock selection in retail, insurance and biotechnology holdings, hurt relative performance.

Performance of Real Estate Investments. During the six months ended June 30, 2006, rental income from real estate operations was approximately $37.0 million compared to approximately $33.9 million for the six months ended June 30, 2005, an increase of $3.1 million or 9%. This increase in rental income from real estate operations was principally due to higher rental revenue at the properties of Bel Multifamily and Monadnock and the acquisition of a multifamily property by

Monadnock referenced above. For the six months ended June 30, 2005, rental income from real estate operations increased principally due to Monadnock’s ownership of more multifamily properties.

During the six months ended June 30, 2006, property operating expenses were approximately $15.8 million compared to approximately $16.2 million for the six months ended June 30, 2005, a decrease of $0.4 million or 2%. This decrease in property operating expenses was principally due to a decrease in the property operating expenses of Monadnock, partially offset by increases in property operating expenses of Bel Multifamily and the aquisition of a multifamily property by Monadnock referenced above. During the six months ended June 30, 2005, property operating expenses increased principally due to Monadnock’s ownership of more multifamily properties and also due to modestly higher expenses for continuing operations.

The estimated fair values of the real properties indirectly held through Belport Realty was approximately $678.6 million at June 30, 2006 compared to approximately $608.3 million at December 31, 2005, a net increase of $70.3 million or 12%. This net increase in the estimated fair values of the real properties for the six months ended June 30, 2006 was principally due to the acquisition of a multifamily property for approximately $41.2 million by Monadnock and due to net increases in the estimated values of multifamily properties held by Bel Multifamily and Monadnock. Property values have increased due both to growth expected in near-term property earnings and to lower capitalization and discount rates applied in valuing the properties.

During the six months ended June 30, 2006, the Fund saw net unrealized appreciation in the estimated fair value of its other real estate investments (which include Bel Multifamily and Monadnock) of approximately $14.9 million compared to approximately $49.5 million of unrealized appreciation for the six months ended June 30, 2005, a decrease of $34.6 million. Net unrealized appreciation of $14.9 million during the six months ended June 30, 2006 was due to net increases in the estimated fair values of the multifamily properties held by Bel Multifamily and Monadnock. Net unrealized appreciation of $49.5 million during the six months ended June 30, 2005 was due to increases in the estimated fair values of the multifamily properties held by Bel Multifamily and Monadnock.

During the six months ended June 30, 2006, Belport Realty acquired interests in additional Partnership Preference Units for approximately $17.5 million. During the six months ended June 30, 2006, Belport Realty also sold certain of its Partnership Preference Units for approximately $34.1 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $1.0 million on the transactions.

At June 30, 2006, the estimated fair value of Belport Realty’s Partnership Preference Units was approximately $36.3 million compared to approximately $54.4 million at December 31, 2005, a decrease of $18.1 million or 33%. The net decrease in the estimated fair values was principally due to fewer Partnership Preference Units held at June 30, 2006 and decreases in the per unit values of the Partnership Preference Units held. Estimated fair values for Partnership Preference Units have been negatively impacted by rising interest rates, offset slightly by tighter credit spreads for credit-sensitive income securities, including real estate-related securities.

The Fund saw net unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $2.4 million during the six months ended June 30, 2006 compared to net unrealized depreciation of approximately $0.4 million for the six months ended June 30, 2005. The net unrealized depreciation of approximately $2.4 million during the six months ended June 30, 2006 consisted of approximately $1.5 million of unrealized depreciation as a result of decreases in the per unit values of Partnership Preference Units during the period, and approximately $0.9 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units. The net unrealized depreciation of approximately $0.4 million during the first six months of 2005 consisted of approximately $1.9 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units during the period, offset by approximately $2.3 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units.

Distributions from Partnership Preference Units for the six months ended June 30, 2006 were approximately $0.9 million compared to approximately $1.9 million for the six months ended June 30, 2005, a decrease of $1.0 million or 53%. The decrease was principally due to fewer Partnership Preference Units held on average during the six months ended June 30, 2006, partially offset by higher average distribution rates on Partnership Preference Units held during the period.  Distributions from Partnership Preference Units decreased during the first six months of 2005 due to fewer Partnership Preference Units held on average during the six months ended June 30, 2005.

Performance of Interest Rate Swap Agreements. For the six months ended June 30, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements were approximately $4.8 million, compared to net realized and unrealized losses of approximately $0.8 million for the six months ended June 30, 2005. Net realized and unrealized gains on swap agreements for the six months ended June 30, 2006 consisted of $4.0 million of unrealized appreciation due to changes in swap agreement valuations and $0.8 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statements). For the six months ended June 30, 2005, net realized and unrealized losses on swap agreements consisted of unrealized appreciation of $0.2 million on swap agreement valuation changes offset by $1.0 million of swap agreement periodic payments. The positive contribution to Fund performance for the six months ended June 30, 2006 and 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the periods for swaps with maturities comparable to those of the Fund’s swaps.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments, and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. On June 30, 2006, the Fund amended its revolving credit facility with Merrill Lynch Mortgage Capital, Inc. to increase the amount available by $60.0 million to an aggregate amount available for borrowing of $114.0 million. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of June 30, 2006, the Fund had outstanding borrowings of $261.0 million and unused loan commitments of $70.0 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $11.2 million. As of December 31, 2005, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $7.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of Bel Multifamily and Monadnock. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended June 30,*

							Estimated
							Fair Value
							as of
							June 30,
	2007-2008	2009	2010	2011	Thereafter	Total	2006

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages		$15,307,500		$345,800,000		$361,107,500	$368,600,000

Average interest rate		7.89%		6.73%		6.78%

Variable-rate Credit Facility			$261,000,000			$261,000,000	$261,000,000

Average interest rate			5.56%			5.56%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable interest
rate swap agreements			$190,887,000			$190,887,000	$11,180,486

Average pay rate			4.08%			4.08%

Average receive rate			5.53%			5.53%

Rate sensitive investments:

Fixed-rate Partnership Preference
Units:

Colonial Realty Limited Partnership,
7.25% Series B Cumulative
Redeemable Perpetual Preferred
Units, Callable 8/24/09,
Current Yield: 7.83%			$9,637,020			$9,637,020	$9,264,000

MHC Operating Limited Partnership,
8.0625% Series D Cumulative
Redeemable Perpetual Prefrence
Units, Callable 3/24/10,
Current Yield: 8.32%			$10,000,000			$10,000,000	$9,696,000

PSA Institutional Partners, L.P.,
7.25% Series J Cumulative
Redeemable Perpetual Preferred
Units, Callable 5/9/11,
Current Yield: 7.28%				$10,000,000		$10,000,000	$9,964,000

Vornado Realty, L.P., 7.0% Series
D-10 Cumulative Redeemable
Preferred Units, Callable 11/17/08,
Current Yield: 7.50%(1)		$6,656,061				$ 6,656,061	$ 7,401,760

* The amounts listed reflect the Fund’s positions as of June 30, 2006. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election as described in Item 5 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005). During each month in the quarter ended June 30, 2006, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

April 30, 2006	68,740.873	$115.99

May 31, 2006	69,193.745	$114.80

June 30, 2006	77,250.792	$112.88

Total	215,185.410	$113.74

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:

4.2(b)	Amendment No. 2 dated June 30, 2006 to the Loan and Security Agreement among the Fund, Merrill
Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital
Services, Inc.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on August 9, 2006.

BELPORT CAPITAL FUND LLC

/s/ Michelle A. Green
Michelle A. Green
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

4.2(b)	Amendment No. 2 dated June 30, 2006 to the Loan and Security Agreement among the Fund, Merrill
Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital
Services, Inc.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002