Form 10-Q
period 2006-09-30
BELPORT CAPITAL FUND LLC
filed 2006-11-09
CIK 1138602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _____________

Commission File Number 000-49775

Belport Capital Fund LLC (Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3551830
(State of Organization)	(I.R.S. Employer Identification No.)

The Eaton Vance Building
255 State Street
Boston, Massachusetts	02109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	617-482-8260

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
Act).    Large Accelerated Filer  X      Accelerated Filer __     Non-Accelerated Filer __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

Belport Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements.
		Condensed Consolidated Statements of Assets and Liabilities as of
		September 30, 2006 (Unaudited) and December 31, 2005	3
		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended September 30, 2006 and 2005 and for the
		Nine Months Ended September 30, 2006 and 2005	4
		Condensed Consolidated Statements of Changes in Net Assets for the
		Nine Months Ended September 30, 2006 (Unaudited) and the
		Year Ended December 31, 2005	6
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Nine Months Ended September 30, 2006 and 2005	7
		Financial Highlights for the Nine Months Ended September 30, 2006 (Unaudited)
		and the Year Ended December 31, 2005	9
		Notes to Condensed Consolidated Financial Statements
		as of September 30, 2006 (Unaudited)	10
Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	16
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	20
Item	4.	Controls and Procedures.	22
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	23
Item	1A.	Risk Factors.	23
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item	3.	Defaults Upon Senior Securities.	23
Item	4.	Submission of Matters to a Vote of Security Holders.	23

Item	5.	Other Information.	23
Item	6.	Exhibits.	24
SIGNATURES			25
EXHIBIT INDEX			26

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities
	September 30, 2006
	(Unaudited)	December 31, 2005

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,694,843,202	$1,670,211,812
Investment in Partnership Preference Units	37,621,727	54,363,193
Investment in other real estate	665,488,921	608,253,962
Short-term investments	4,759,000	5,392,208

Total investments	$2,402,712,850	$2,338,221,175
Cash	5,299,798	5,730,922
Distributions and interest receivable	1,769	158,270
Swap interest receivable	46,050	15,786
Open interest rate swap agreements, at value	7,151,160	7,207,061
Escrow deposits – restricted	43,613,129	4,013,554
Other assets	3,458,711	2,844,060

Total assets	$2,462,283,467	$2,358,190,828

Liabilities:
Loan payable – Credit Facility	$272,000,000	$230,900,000
Mortgage notes payable	361,107,500	361,107,500
Payable for Fund Shares redeemed	3,349,068	6,936,517
Payable to affiliate for investment advisory and administrative fees	434,160	364,103
Payable to affiliate for distribution and servicing fees	573,033	568,707
Notes payable to minority shareholder	13,341,033	-
Security deposits	1,161,515	955,302
Accrued expenses:
Interest expense	2,375,694	2,233,855
Property taxes	6,487,575	3,640,129
Other expenses and liabilities	2,730,561	3,102,471
Minority interests in controlled subsidiaries	77,938,385	61,361,523

Total liabilities	$741,498,524	$671,170,107

Net assets	$1,720,784,943	$1,687,020,721

Shareholders’ Capital	$1,720,784,943	$1,687,020,721

Shares outstanding (unlimited number of shares authorized)	14,369,362	15,114,379

Net asset value and redemption price per share	$119.75	$111.62

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $49,712, $42,385,
$388,440 and $348,140, respectively)	$7,787,706	$6,464,194	$22,948,090	$20,506,295
Interest allocated from Belvedere Company	47,219	41,873	216,943	124,055
Security lending income allocated from
Belvedere Company, net	8,026	-	31,514	-
Expenses allocated from Belvedere Company	(2,519,887)	(2,484,616)	(7,526,703)	(7,381,510)

Net investment income allocated from
Belvedere Company	$5,323,064	$4,021,451	$15,669,844	$13,248,840
Rental income	19,202,138	17,211,273	56,198,129	51,096,068
Distributions from Partnership Preference Units	564,063	909,218	1,436,424	2,828,385
Interest	410,898	97,489	763,393	367,004
Other income	-	-	-	495,872

Total investment income	$25,500,163	$22,239,431	$74,067,790	$68,036,169

Expenses:
Investment advisory and administrative fees	$1,660,131	$1,507,782	$4,763,727	$4,472,608
Property management fees	759,968	687,362	2,225,003	2,042,721
Distribution and servicing fees	850,515	843,602	2,555,614	2,443,307
Interest expense on mortgage notes	6,696,703	6,272,261	19,347,757	18,731,118
Interest expense on Credit Facility	4,130,692	2,176,703	10,221,170	5,892,643
Property and maintenance expenses	5,652,490	5,021,497	15,555,219	15,542,075
Property taxes and insurance	2,437,540	2,059,856	6,889,941	6,432,329
Miscellaneous	114,990	158,465	545,284	513,549

Total expenses	$22,303,029	$18,727,528	$62,103,715	$56,070,350
Deduct –
Reduction of investment advisory and
administrative fees	418,959	419,836	1,268,928	1,225,430

Net expenses	$21,884,070	$18,307,692	$60,834,787	$54,844,920

Net investment income before minority interests
in net income of controlled subsidiaries	$3,616,093	$3,931,739	$13,233,003	$13,191,249
Minority interests in net income of
controlled subsidiaries	(672,870)	(766,332)	(2,764,563)	(1,920,207)

Net investment income	$2,943,223	$3,165,407	$10,468,440	$11,271,042

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$4,430,863	$5,452,520	$44,188,016	$6,607,450
Investment transactions in Partnership
Preference Units (identified cost basis)	20,615	20,500	974,055	3,012,525
Investment transactions in other real estate (net of
minority interest in realized gain (loss) of controlled
subsidiary of $(3,024,657), $0, $(3,024,657) and
$13,048, respectively)	(7,228,779)	-	(7,228,779)	43,930
Interest rate swap agreements(1)	705,625	(178,352)	1,544,800	(1,207,092)

Net realized gain (loss)	$(2,071,676)	$5,294,668	$39,478,092	$8,456,813

Change in unrealized appreciation (depreciation) –
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$64,003,906	$49,966,995	$61,447,791	$12,227,189
Investments in Partnership Preference Units
(identified cost basis)	1,413,135	(1,133,713)	(984,170)	(1,561,730)
Investments in other real estate (net of minority
interests in unrealized appreciation (depreciation) of
controlled subsidiaries of $5,292,900, $3,136,866,
$16,836,956 and $20,473,036, respectively)	15,638,225	3,786,725	30,566,517	53,325,972
Interest rate swap agreements	(4,029,326)	3,548,767	(55,901)	3,769,066

Net change in unrealized appreciation (depreciation)	$77,025,940	$56,168,774	$90,974,237	$67,760,497

Net realized and unrealized gain	$74,954,264	$61,463,442	$130,452,329	$76,217,310

Net increase in net assets from operations	$77,897,487	$64,628,849	$140,920,769	$87,488,352

(1) Amounts represent net interest earned (incurred) in connection with interest rate swap agreements (Note 6).

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets

	Nine Months Ended
	September 30, 2006	Year Ended
	(Unaudited)	December 31, 2005

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$10,468,440	$14,966,842
Net realized gain from investment transactions, securities
sold short, foreign currency transactions and interest rate
swap agreements	39,478,092	47,457,237
Net change in unrealized appreciation (depreciation) of
investments, securities sold short, foreign currency and
interest rate swap agreements	90,974,237	75,971,404

Net increase in net assets from operations	$140,920,769	$138,395,483

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$10,763,342	$9,945,092
Net asset value of Fund Shares redeemed	(96,477,027)	(99,358,472)

Net decrease in net assets from Fund Share transactions	$(85,713,685)	$(89,413,380)

Distributions –
Distributions to Shareholders	$(21,442,862)	$(19,721,889)

Total distributions	$(21,442,862)	$(19,721,889)

Net increase in net assets	$33,764,222	$29,260,214

Net assets:
At beginning of period	$1,687,020,721	$1,657,760,507

At end of period	$1,720,784,943	$1,687,020,721

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

	September 30, 2006	September 30, 2005

Cash Flows From (For) Operating Activities –
Net increase in net assets from operations	$140,920,769	$87,488,352
Adjustments to reconcile net increase in net assets from operations to net cash flows from (for) operating activities –
Net investment income allocated from Belvedere Company	(15,669,844)	(13,248,840)
Decrease in short-term investments	633,208	2,774,000
Decrease in distributions and interest receivable	156,501	87,523
Increase in interest receivable for open swap agreement	(30,264)	-
Increase in escrow deposits	(39,599,575)	(2,073,708)
Increase in other assets	(614,651)	(209,172)
Increase in payable to affiliate for investment advisory and administrative fees	70,057	365,543
Increase in payable to affiliate for distribution and servicing fees	4,326	560,212
Decrease in interest payable for open swap agreements	-	(52,613)
Increase (decrease) in security deposits, accrued interest and
accrued other expenses and liabilities	(23,858)	1,045,530
Increase in accrued property taxes	2,847,446	3,037,611
Purchases of Partnership Preference Units	(17,507,200)	(10,006,612)
Proceeds from sales of Partnership Preference Units	34,238,551	34,291,690
Payments for investments in other real estate	(90,295,798)	-
Proceeds from sales of investment in other real estate	74,483,288	56,978
Improvements to rental property	(4,272,412)	(5,086,825)
Net interest earned (incurred) on interest rate swap agreement	1,544,800	(1,207,092)
Minority interests in net income of controlled subsidiaries	2,764,563	1,920,207
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	(39,478,092)	(8,456,813)
Net change in unrealized (appreciation) depreciation of investments,
securities sold short, foreign currency and interest rate swap agreements	(90,974,237)	(67,760,497)

Net cash flows from (for) operating activities	$(40,802,422)	$23,525,474

Cash Flows From (For) Financing Activities –
Proceeds from Credit Facility	$137,500,000	$10,000,000
Repayments of Credit Facility	(96,400,000)	(18,000,000)
Proceeds from notes payable to minority shareholder	36,579,382	-
Repayments of notes payable to minority shareholder	(23,238,349)	-
Distributions paid to Shareholders	(10,679,520)	(9,776,797)
Payments for Fund Shares redeemed	(3,390,215)	(3,842,131)

Net cash flows from (for) financing activities	$40,371,298	$(21,618,928)

Net increase (decrease) in cash	$(431,124)	$1,906,546

Cash at beginning of period	$5,730,922	$6,014,571

Cash at end of period	$5,299,798	$7,921,117

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended

	September 30, 2006	September 30, 2005

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$10,047,784	$5,784,654
Interest paid on mortgage notes	$19,083,499	$18,541,545
Interest paid (received) on swap agreements	$(1,514,536)	$1,259,705
Market value of securities distributed in payment of
redemptions	$96,674,261	$63,445,861

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Financial Statements (Continued) Financial Highlights

	Nine Months Ended
	September 30, 2006		Year Ended
	(Unaudited)		December 31, 2005

Net asset value – Beginning of period	$111.620		$103.950

Income (loss) from operations

Net investment income(1)	$0.708		$0.957
Net realized and unrealized gain	8.842		7.953

Total income from operations	$9.550		$8.910

Distributions

Distributions to Shareholders	$(1.420)		$(1.240)

Total distributions	$(1.420)		$(1.240)

Net asset value – End of period	$119.750		$111.620

Total Return(2)	8.65%		8.72%

Ratios as a percentage of average net assets(3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	1.09%	(9)	1.18%
Operating expenses(4)		1.45% (9)	1.49%
Belport Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.81%	(9)	0.51%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	1.11%	(9)	1.10%

Total expenses		4.46% (9)	4.28%
Net investment income(6)	0.83%	(9)	0.91%

Ratios as a percentage of average gross assets(3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	0.82%	(9)	0.89%
Operating expenses(4)		1.09% (9)	1.12%
Belport Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.60%	(9)	0.38%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	0.83%	(9)	0.83%

Total expenses	3.34%	(9)	3.22%
Net investment income(6)	0.62%	(9)	0.69%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,720,785		$1,687,021
Portfolio turnover of Tax-Managed Growth Portfolio(10)	1%		0% (11)

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belport Realty Corporation’s (Belport Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belport Realty.

(4)	Includes Belport Realty’s proportional share of expenses incurred by its controlled subsidiaries.

(5)	Includes the expenses of Belport Capital Fund LLC (Belport Capital) and Belport Realty. Does not include expenses of Belport Realty's controlled subsidiaries.

(6)	Ratios do not include interest incurred or earned in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.

(7)	Includes Belport Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.

(8)	Average gross assets is defined as the average daily amount of all assets of Belport Capital (including Belport Capital’s interest in Belvedere Company and Belport Capital’s ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belport Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belport Realty.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 4% and 6% for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements 9

BELPORT CAPITAL FUND LLC as of September 30, 2006

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

2 Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Fund’s financial statement disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, (FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact, if any, the adoption of FIN 48 will have on the Fund’s net assets, results of operations and financial statement disclosures.

3 Estate Freeze

Shareholders in Belport Capital are entitled to restructure their Fund Shares under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to (i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred

Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares’ preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who divide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

The allocation of Belport Capital’s net asset value per Share of $119.75 and $111.62 as of September 30, 2006 and December 31, 2005, respectively, between Preferred and Common Shares that have been restructured is as follows:

	Per Share Value at

	September 30, 2006		December 31, 2005

Date of Contribution	Preferred Shares	Common Shares	Preferred Shares	Common Shares

May 23, 2001	$114.31	$5.44	$106.18	$5.44
July 26, 2001	$114.77	$4.98	$106.64	$4.98
December 18, 2001	$114.92	$4.83	$106.79	$4.83

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended

Investment Transactions	September 30, 2006	September 30, 2005

Decreases in investment in Belvedere Capital Fund Company LLC	$96,674,261	$63,445,861
Acquisitions of other real estate (1)	$90,295,798	$-
Sales of other real estate (2)	$74,483,288	$56,978
Purchases of Partnership Preference Units	$17,507,200	$10,006,612
Sales of Partnership Preference Units (3)	$34,238,551	$34,291,690

(1)	In April and August 2006, Monadnock Property Trust LLC (Monadnock) purchased two multifamily residential properties for an aggregate amount of $90,295,798. In conjunction with the acquisition in August 2006, Monadnock was required to deposit funds in escrow with the lender in the amount of $33,447,739. These escrowed funds secured the mortgage note until the lender approved the acquired property as collateral for the existing mortgage facility, at which time the funds were released from escrow. The lender released all of the deposited funds from escrow in October 2006.

(2)	During the quarter ended September 30, 2006, Monadnock sold three multifamily residential properties for an aggregate amount of $74,483,288 for which Belport Realty Corporation (Belport Realty) recognized an aggregate loss of $7,228,779.

(3)	Sales of Partnership Preference Units for the nine months ended September 30, 2006 and 2005 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research for which net gains of $974,055 and $3,012,525 were recognized, respectively.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2006 and 2005, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Nine Months Ended

	September 30, 2006	September 30, 2005

Belvedere Company’s interest in the Portfolio (1)	$14,103,865,951	$12,961,349,455
The Fund’s investment in Belvedere Company (2)	$1,694,843,202	$1,653,721,180
Income allocated to Belvedere Company from the Portfolio	$189,867,769	$159,159,909
Income allocated to the Fund from Belvedere Company	$23,196,547	$20,630,350
Expenses allocated to Belvedere Company from the Portfolio	$45,886,397	$42,358,154
Expenses allocated to the Fund from Belvedere Company	$7,526,703	$7,381,510
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere
Company from the Portfolio	$366,356,905	$51,628,117
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from
Belvedere Company	$44,188,016	$6,607,450
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
Company from the Portfolio	$500,262,538	$102,841,168
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund
from Belvedere Company	$61,447,791	$12,227,189

(1)	As of September 30, 2006 and 2005, the value of Belvedere Company’s interest in the Portfolio represents 72.6% and 69.3% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2006 and 2005, the Fund’s investment in Belvedere Company represents 12.0% and 12.8% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2006, December 31, 2005 and September 30, 2005 and its operations for the nine months ended September 30, 2006, for the year ended December 31, 2005 and for the nine months ended September 30, 2005 follows:

	September 30, 2006	December 31, 2005	September 30, 2005

Investments, at value	$ 19,439,239,888	$ 18,969,693,193	$18,678,299,659
Other assets	78,906,482	78,497,584	34,063,419

Total assets	$ 19,518,146,370	$19,048,190,777	$18,712,363,078

Collateral for securities loaned	$ 73,528,000	$-	$-
Demand note payable	-	8,000,000	-
Management fee payable	6,899,225	6,896,006	6,726,529
Other liabilities	766,434	687,918	435,227

Total liabilities	$ 81,193,659	$15,583,924	$7,161,756

Net assets	$ 19,436,952,711	$19,032,606,853	$18,705,201,322

	September 30, 2006	December 31, 2005	September 30, 2005

Dividends and interest	$265,160,702	$316,363,717	$233,961,240

Investment adviser fee	$61,773,044	$80,617,092	$60,374,997
Other expenses	2,291,366	2,931,135	1,919,988
Total expense reductions	(99)	(89,156)	(88,889)

Net expenses	$64,064,311	$83,459,071	$62,206,096

Net investment income	$201,096,391	$232,904,646	$171,755,144
Net realized gain from investment
transactions, securities sold short
and foreign currency transactions	511,100,262	70,889,149	74,792,208
Net change in unrealized appreciation
(depreciation) of investments,
securities sold short and foreign
currency	697,368,140	551,019,603	137,782,375

Net increase in net assets from
operations	$1,409,564,793	$854,813,398	$384,329,727

6 Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belport Capital’s net asset value. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2006 and December 31, 2005 are listed below.

	Notional			Initial		Unrealized Appreciation at
	Amount			Optional	Final
Effective	(000’s	Fixed	Floating	Termination	Termination	September 30,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2006	2005

10/03	$ 34,905	4.565%	LIBOR + 0.20%	3/05	6/10	$ 902,128	$ 921,063
10/03	46,160	4.045%	LIBOR + 0.20%	2/10	6/10	1,758,156	1,759,978
10/03	109,822	3.945%	LIBOR + 0.20%	-	6/10	4,490,876	4,526,020

						$ 7,151,160	$ 7,207,061

7 Debt

A Credit Facility – In June 2006, Belport Capital amended its credit arrangement with Merrill Lynch Mortgage Capital, Inc. to increase the amount of the revolving loan facility by $60,000,000 to an aggregate principal amount of $114,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. As of September 30, 2006, outstanding borrowings under this credit arrangement totaled $53,500,000.

There were no changes to the terms of Belport Capital’s credit arrangement with DrKW Holdings, Inc. during the nine months ended September 30, 2006. As of September 30, 2006, outstanding borrowings under this credit arrangement totaled $218,500,000.

B Mortgage Notes – The mortgage agreements relating to the rental properties held by Monadnock require certain covenants to be met, including debt service coverage and loan to value ratios. Certain ratios have been affected by earnings deficiencies. Monadnock has an infinite period to cure the shortfall and, in the interim, is required to post temporary collateral in the form of cash or a letter of credit. During the quarter ended September 30, 2006, Monadnock posted temporary collateral in the aggregate amount of $3,886,313 until it demonstrates to the lender that the required ratios have been met. Such amount is classified as escrow deposits and is restricted on the consolidated statements of assets and liabilities.

C Notes Payable – Belport Capital and the minority shareholder of Monadnock loaned amounts to the Monadnock real estate joint venture to fund the purchases of certain real property. The notes are expected to be repaid with proceeds from sales of real property held by Monadnock. The notes bear interest on the outstanding principal amount at the rate of 8.75% . The entire outstanding principal balance of the notes, plus all accrued unpaid interest thereon is due and payable at maturity, generally one year from the date of inception of each note. All balances and transactions related to the notes payable due to Belport Capital have been eliminated through consolidation of the financial statements. The principal balances due to Belport Capital and the minority shareholder of Monadnock at September 30, 2006 amount to $40,023,100 and $13,341,033, respectively. The accrued and unpaid interest at September 30, 2006 due to Belport Capital and the minority shareholder of Monadnock amount to $120,043 and $54,120, respectively.

D Average Borrowings and Average Interest Rate – For the nine months ended September 30, 2006, the average balance of borrowings under the Credit Facility and mortgage notes payable was approximately $257,400,000 and $361,100,000 with a weighted average interest rate of 5.22% and 6.78%, respectively.

8 Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s revenue includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belport Capital invests in real estate assets through its subsidiary, Belport Realty. Belport Realty invests directly and indirectly in Partnership Preference Units and indirectly in real property through its controlled subsidiaries, Bel Multifamily Property Trust (Bel Multifamily) and Monadnock. The Fund’s revenues from the real estate assets primarily consist of consolidated rental income from Bel Multifamily and Monadnock and distribution income from Partnership Preference Units.

Belport Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation). The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily consist of net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are disclosed as part of the real estate segment. The accounting policies of the reportable segments are the same as those for Belport Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

9 Contingencies

As part of a legal settlement, the operating partner of Monadnock agreed to make capital improvements to five properties held by Monadnock at September 30, 2006.  The reasonableness of such expenditures will be reivewed by Monadnock's Board.  It is not determinable at this time as to whether costs will be incurred by Monadnock.  However, if costs are incurred by Monadnock, management does not expect that such capital improvements will have a significant impact to the Fund's net asset alue.

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues
The Portfolio*	$5,323,064	$4,021,451	$15,669,844	$13,248,840
Real Estate	20,040,069	18,180,474	58,059,589	54,560,513
Unallocated	137,030	37,506	338,357	226,816

Total revenues	$25,500,163	$22,239,431	$74,067,790	$68,036,169

Net increase in net assets
from operations
The Portfolio*	$73,122,087	$58,997,434	$119,630,896	$30,752,201
Real Estate	5,975,062	6,725,951	25,188,930	59,859,015
Unallocated(1)	(1,199,662)	(1,094,536)	(3,899,057)	(3,122,864)

Net increase in net assets
from operations	$77,897,487	$64,628,849	$140,920,769	$87,488,352

	September 30, 2006	December 31, 2005

Net assets
The Portfolio*	$1,674,746,431	$ 1,646,569,258
Real Estate	77,968,352	62,045,080
Unallocated(2)	(31,929,840)	(21,593,617)

Net Assets	$1,720,784,943	$ 1,687,020,721

*	Belport Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belport Capital and do not pertain to either segment. Included in this amount are distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Distribution and servicing fees	$ 850,515	$843,602	$2,555,614	$2,443,307
Credit Facility interest expense	$ 395,583	$217,670	$1,430,964	$589,264

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2006 and December 31, 2005, such borrowings totaled $37,104,421 and $27,842,892, respectively. Unallocated assets represent cash and short-term investments not invested in the Portfolio or real estate assets. As of September 30, 2006 and December 31, 2005, such amounts totaled $6,070,570 and $7,058,188, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

MD&A for the Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005.

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

The Fund’s total return was 4.70% for the quarter ended September 30, 2006. This return reflects an increase in the Fund’s net asset value per share from $114.37 to $119.75 during the period. The total return of the S&P 500 Index was 5.66% over the same period. Last year, the Fund had a total return of 3.96% for the quarter ended September 30, 2005. This return reflected an increase in the Fund’s net asset value per share from $104.15 to $108.28 during the period. The S&P 500 Index had a total return of 3.60% over the same period.

Performance of the Portfolio. For the quarter ended September 30, 2006, the Portfolio had a total return of 4.57%, which compares to the 5.66% total return of the S&P 500 Index over the same period. An equity rally during the third quarter of 2006 was fueled by a double-digit drop in oil prices and a continued pause in interest rate hikes. Better than expected earnings results, positive consumer trends and encouraging merger and acquisition activity during the quarter also contributed to the rally, despite the existence of housing and economic concerns. During the quarter, large-cap and value investments were clear winners over small-cap and growth investments.

During the quarter, health care, telecommunications and information technology were top performing S&P 500 Index sectors, while the energy and materials sectors were the worst performing sectors. Market leading industries in the third quarter included software, diversified telecommunications and pharmaceuticals. In contrast, internet and catalog retailers and construction industries were among the weakest performing industries.

The Portfolio remained broadly diversified with no significant sector allocation changes during the quarter. The Portfolio’s underweighting of the strong-performing health care, utilities and telecommunications sectors detracted from relative returns during the quarter. While the Portfolio’s overweighting of the energy sector remained a positive contributor to its longer-term performance, commodity price declines during the quarter negatively impacted the Portfolio’s energy

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

equipment and service holdings. Similarly, while the Portfolio’s long-term emphasis of the aerospace and defense and the air freight and logistics industries has been beneficial, price weaknesses during the quarter negatively impacted the Portfolio’s returns. Additionally, the Portfolio’s underweighted position versus the S&P 500 Index of software and office electronics stocks within the technology sector hindered quarterly results.

The Portfolio’s performance during the third quarter of 2006 benefited from its overweighting of the strong-performing consumer staples and financials sectors. The Portfolio’s investments within the household products, capital markets and diversified finance industries also were particularly beneficial during the period. In addition, the strong relative performance of the Portfolio’s holdings within multi-line retailers and construction stocks contributed positively to returns during the quarter.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belport Realty Corporation (Belport Realty). As of September 30, 2006, real estate investments included majority interests in two real estate joint ventures (Real Estate Joint Ventures), Bel Multifamily Property Trust (Bel Multifamily) and Monadnock Property Trust LLC (Monadnock), and a portfolio of income producing preferred equity interests in real estate operating partnerships that are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Bel Multifamily and Monadnock own multifamily properties. As of September 30, 2006, the estimated fair value of the Fund’s real estate investments represented 28.6% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in Bel Multifamily and Monadnock, the Fund’s real estate investments represented 30.7% of the Fund’s net assets as of September 30, 2006.

Monadnock completed the acquisition of a multifamily property for approximately $41.4 million in April of 2006 and a second multifamily property for approximately $48.9 million in August of 2006. The properties were acquired to replace three multifamily properties which Monadnock sold to third parties during the third quarter for approximately $74.5 million, recognizing a loss of approximately $10.3 million on these transactions.

During the quarter ended September 30, 2006, rental income from real estate operations was approximately $19.2 million compared to approximately $17.2 million for the quarter ended September 30, 2005, an increase of $2.0 million or 12%. This increase in rental income from real estate operations was principally due to higher rental revenue at the continuing properties held by Bel Multifamily and Monadnock and the acquisitions by Monadnock referenced above. During the quarter ended September 30, 2005, rental income increased principally due to the acquisition of an additional property by Monadnock in November 2004 and higher rental revenues at both Bel Multifamily and Monadnock.

During the quarter ended September 30, 2006, property operating expenses were approximately $8.8 million compared to approximately $7.8 million for the quarter ended September 30, 2005, an increase of $1.0 million or 13%. The increase in property operating expenses was due to higher property operating expenses at the properties held by both Monadnock and Bel Multifamily and the acquisitions by Monadnock referenced above. Property operating expenses for the quarter ended September 30, 2005 increased principally due to Monadnock’s ownership of more properties referenced above and modestly higher expenses at the continuing properties held by Bel Multifamily and Monadnock. Improvements in multifamily property operating conditions are being seen in numerous markets around the country, reflecting a better supply/demand balance. Boston Management and Research (Boston Management), the Fund’s investment adviser, expects this favorable trend to continue, although higher operating expenses and capital expenditures are expected to offset a part of the improvement in rental income.

During the quarter ended September 30, 2006, the Fund saw unrealized appreciation of the estimated fair value of its other real estate investments (which include Bel Multifamily and Monadnock) of approximately $15.6 million compared to unrealized appreciation of approximately $3.8 million during the quarter ended September 30, 2005. Net unrealized appreciation of approximately $15.6 million during the quarter ended September 30, 2006 was due to net increases in the estimated fair values of the properties held by Bel Multifamily and Monadnock. Estimated fair values have increased due to both modest growth expected in near-term property earnings and to lower capitalization and discount rates applied in valuing properties. Net unrealized appreciation of approximately $3.8 million during the quarter ended September 30, 2005 was due to net increases in the estimated fair values of the properties held by Bel Multifamily and Monadnock.

During the quarter ended September 30, 2006, the Fund saw net unrealized appreciation of the estimated fair value of its Partnership Preference Units of approximately $1.4 million compared to net unrealized depreciation of approximately $1.1 million during the quarter ended September 30, 2005. The net unrealized appreciation of approximately $1.4 million during the quarter ended September 30, 2006 was primarily attributable to increases in the per unit values of Partnership Preference Units. During the quarter ended September 30, 2006, estimated fair values were positively impacted by declining interest rates. The net unrealized depreciation of approximately $1.1 million at September 30, 2005 resulted from decreases in the per unit values of Partnership Preference Units held, due primarily to increasing long-term interest rates.

Distributions from Partnership Preference Units for the quarter ended September 30, 2006 were approximately $0.6 million compared to approximately $0.9 million for the quarter ended September 30, 2005, a decrease of $0.3 million or 33%. The decrease was principally due to fewer Partnership Preference Units held on average during the quarter ended September 30, 2006. For the quarter ended September 30, 2005, the decrease in distributions was due principally to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2006, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $3.3 million, compared to net realized and unrealized gains of approximately $3.4 million for the quarter ended September 30, 2005. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2006 consisted of $4.0 million of unrealized depreciation due to changes in swap agreement valuations offset in part by $0.7 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the quarter ended September 30, 2005, net realized and unrealized gains on swap agreements consisted of unrealized appreciation of $3.6 million on swap agreement valuation changes offset in part by $0.2 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended September 30, 2006 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period. The positive contribution for the quarter ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period.

MD&A for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

Performance of the Fund. The Fund’s total return was 8.65% for the nine months ended September 30, 2006. This return reflects an increase in the Fund’s net asset value per share from $111.62 to $119.75 and a distribution of $1.42 per share during the period. The S&P 500 Index had a total return of 8.52% over the same period. Last year, the Fund had a total return of 5.46% for the nine months ended September 30, 2005. This return reflected an increase in the Fund’s net asset value per share from $103.95 to $108.28 and a distribution of $1.24 per share during the period. The S&P 500 Index had a total return of 2.77% over the same period.

Performance of the Portfolio. For the nine months ended September 30, 2006, the Portfolio had a total return of 7.68%, which compares to the 8.52% total return of the S&P 500 Index over the same period. In the first half of 2006, U.S. equity markets posted mixed results as positive earnings and corporate indicators were offset by economic, inflation and geopolitical concerns. In the third quarter, a continued pause in interest rate hikes and significant energy price declines fueled an equity rally. Better than expected earnings results, healthy consumer trends and increased merger and acquisition activity also positively influenced market activity during the period. During the first three quarters of 2006, style and market capitalization leadership trends remained unchanged from the same period last year as small-cap stocks outperformed large-cap stocks and the performance of value stocks, particularly within the large-cap space, remained ahead of growth stocks.

During the nine months ended September 30, 2006, telecommunications, energy and financials were the top performing S&P 500 Index sectors, while information technology, materials and health care were the worst. Market leading industries in the first nine months of 2006 included diversified telecommunications services, automotive and independent power producers. In contrast, internet and catalog retailers, household durables and diversified consumer service industries were among the weakest performing industries.

The Portfolio’s sector allocation at September 30, 2006 remained broadly similar to that as of September 30, 2005, with a slight increase to the industrials, consumer discretionary and health care sectors and a slight decrease to the energy and telecommunications sectors. The Portfolio’s de-emphasis of the stronger-performing telecommunications and utilities sectors coupled with relatively weaker performance of the Portfolio’s energy and health care stocks were the primary detractors to the Portfolio’s relative returns versus the S&P 500 Index over the first three quarters of 2006. Sub-par performance of the Portfolio’s investments in biotechnology and multi-line retail industries also hurt relative returns.

The Portfolio’s overweighting of the strong-performing consumer staples and financials sectors and de-emphasis of the lagging information technology sector were beneficial to the Portfolio during the period. In addition, the Portfolio benefited from relatively stronger performance of its holdings within the machinery and metals and mining industries.

Performance of Real Estate Investments. During the nine months ended September 30, 2006, rental income from real estate operations was approximately $56.2 million compared to approximately $51.1 million for the nine months ended September 30, 2005, an increase of $5.1 million or 10%. This increase in rental income from real estate operations was principally due to higher rental revenue at the continuing properties held by Bel Multifamily and Monadnock and the acquisitions of multifamily properties by Monadnock referenced above. For the nine months ended September 30, 2005, rental income from real estate operations increased principally due to Monadnock’s ownership of more properties.

During the nine months ended September 30, 2006, property operating expenses were approximately $24.7 million compared to approximately $24.0 million for the nine months ended September 30, 2005, an increase of $0.7 million or 3%. This increase in property operating expenses was principally due to higher property operating expenses at both Monadnock’s and Bel Multifamily’s continuing properties, and the acquisitions of multifamily properties by Monadnock referenced above. During the nine months ended September 30, 2005, property operating expenses increased principally due to Monadnock’s ownership of more properties and also due to modestly higher expenses for continuing operations. The estimated fair value of the real properties indirectly held through Belport Realty was approximately $665.5 million at September 30, 2006 compared to approximately $608.3 million at December 31, 2005, a net increase of $57.2 million or 9%. This net increase in the estimated fair values of the real properties for the nine months ended September 30, 2006 was principally due to the acquisition of multifamily properties by Monadnock, offset in part by the sale of multifamily properties by Monadnock referenced above, and due to net increases in the estimated fair values of multifamily properties held by Bel Multifamily and Monadnock. Estimated fair values have increased due both to growth expected in near-term property earnings and to lower capitalization and discount rates applied in valuing the properties.

During the nine months ended September 30, 2006, the Fund saw net unrealized appreciation in the estimated fair values of its other real estate investments (which include Bel Multifamily and Monadnock) of approximately $30.6 million compared to approximately $53.3 million of unrealized appreciation for the nine months ended September 30, 2005, a decrease of $22.7 million. Net unrealized appreciation of $30.6 million during the nine months ended September 30, 2006 was due to net increases in the estimated fair values of the properties held by Bel Multifamily and Monadnock. Net unrealized appreciation of $53.3 million during the nine months ended September 30, 2005 was due to increases in the estimated fair values of the properties held by Bel Multifamily and Monadnock.

During the nine months ended September 30, 2006, Belport Realty acquired interests in additional Partnership Preference Units for approximately $17.5 million. During the nine months ended September 30, 2006, Belport Realty also sold certain of its Partnership Preference Units for approximately $34.2 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $1.0 million on the transactions. At September 30, 2006, the estimated fair value of Belport Realty’s Partnership Preference Units was approximately $37.6 million compared to approximately $54.4 million at December 31, 2005, a decrease of $16.8 million or 31%. The net decrease in the estimated fair values was principally due to fewer Partnership Preference Units held at September 30, 2006 and decreases in the per unit values of the Partnership Preference Units held. Estimated fair values for Partnership Preference Units were negatively impacted by rising interest rates for the nine months ended September 30, 2006.

The Fund saw net unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $1.0 million during the nine months ended September 30, 2006 compared to net unrealized depreciation of approximately $1.6 million for the nine months ended September 30, 2005. The net unrealized depreciation of approximately $1.0 million during the nine months ended September 30, 2006 consisted of approximately $0.1 million of unrealized depreciation as a result of decreases in the per unit values of Partnership Preference Units during the period and approximately $0.9 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units. The net unrealized depreciation of approximately $1.6 million during the first nine months of 2005 consisted of approximately $0.8 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units held during the period offset by approximately $2.4 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units.

Distributions from Partnership Preference Units for the nine months ended September 30, 2006 were approximately $1.4 million compared to approximately $2.8 million for the nine months ended September 30, 2005, a decrease of $1.4 million or 50%. The decrease was principally due to fewer Partnership Preference Units held on average during the nine months ended September 30, 2006. Distributions from Partnership Preference Units decreased during the first nine months of 2005 principally due to fewer Partnership Preference Units held on average and lower average distribution rates during the nine months ended September 30, 2005.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $1.5 million, compared to net realized and unrealized gains of approximately $2.6 million for the nine months ended September 30, 2005. Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2006 consisted of $1.5 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the nine months ended September 30, 2005, net realized and unrealized gains on swap agreements consisted of unrealized appreciation of $3.8 million on swap agreement valuation changes offset in part by $1.2 million of swap agreement periodic payments. For the nine months ended September 30, 2006, changes in swap rates for swaps with maturities comparable to the Fund’s swaps were modest, resulting in minimal impact to the Fund’s performance from changes in swap agreement valuations. The positive contribution to Fund performance for the nine months ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments. The Fund will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2006, the Fund had outstanding borrowings of $272.0 million and unused loan commitments of $59.0 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $7.2 million. As of December 31, 2005, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $7.2 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 6 and 7 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended September 30,*

							Estimated
							Fair Value
							as of
							September
	2007-2008	2009	2010	2011	Thereafter	Total	30, 2006

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages		$15,307,500		$345,800,000		$361,107,500	$376,800,000

Average interest rate		7.89%		6.73%		6.78%

Variable-rate Credit Facility			$272,000,000			$272,000,000	$272,000,000

Average interest rate			5.56%			5.56%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable interest
rate swap agreements			$190,887,000			$190,887,000	$7,151,160

Average pay rate			4.08%			4.08%

Average receive rate			5.52%			5.52%

Rate sensitive investments:

Fixed-rate Partnership Preference
Units:

Colonial Realty Limited Partnership,
7.25% Series B Cumulative
Redeemable Perpetual Preferred
Units, Callable 8/24/09,
Current Yield: 7.45%		$9,637,020				$9,637,020	$9,738,000

MHC Operating Limited Partnership,
8.0625% Series D Cumulative
Redeemable Perpetual Prefrence
Units, Callable 3/24/10,
Current Yield: 8.11%			$10,000,000			$10,000,000	$9,944,000

PSA Institutional Partners, L.P.,
7.25% Series J Cumulative
Redeemable Perpetual Preferred
Units, Callable 5/9/11,
Current Yield: 7.18%				$10,000,000		$10,000,000	$10,096,000

Vornado Realty, L.P., 7.0% Series
D-10 Cumulative Redeemable
Preferred Units, Callable 11/17/08,
Current Yield: 7.08%(1)		$6,656,061				$ 6,538,893	$ 7,843,727

*	The amounts listed reflect the Fund’s positions as of September 30, 2006. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election as described in Item 5 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005). During each month in the quarter ended September 30, 2006, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

July 31, 2006	62,647.508	$113.28

August 31, 2006	25,507.551	$115.87

September 30, 2006	188,748.406	$116.52

Total	276,903.465	$115.97

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 9, 2006.

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