Form 10-Q
period 2007-03-31
BELPORT CAPITAL FUND LLC
filed 2007-07-13
CIK 1138602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes __   No  X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).   Large Accelerated Filer X   Accelerated Filer __   Non-Accelerated Filer  __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __   No X

Explanatory Note

The Quarterly Report on Form 10-Q of Belport Capital Fund LLC (the Fund) for the three months ended March 31, 2007 contains unaudited condensed restated consolidated financial statements for the three months ended March 31, 2006. The consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement of this financial information, and reviews and discussions related thereto, delayed the filing of the Fund’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

Belport Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	4
		Condensed Consolidated Statements of Assets and Liabilities
		as of March 31, 2007 and December 31, 2006	4
		Condensed Consolidated Statements of Operations for the
		Three Months Ended March 31, 2007 and 2006 (Restated)	5
		Condensed Consolidated Statements of Changes in Net Assets
		for the Three Months Ended March 31, 2007 and the Year Ended
		December 31, 2006	7
		Condensed Consolidated Statements of Cash Flows for the
		Three Months Ended March 31, 2007 and 2006 (Restated)	8
		Financial Highlights for the Three Months Ended March 31, 2007
		and the Year Ended December 31, 2006	10
		Notes to Condensed Consolidated Financial Statements as of March 31, 2007	11
Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	20
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item	4.	Controls and Procedures.	24
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	25
Item	1A.	Risk Factors.	25
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

                                                                                                          2

Item	3.	Defaults Upon Senior Securities.	25
Item	4.	Submission of Matters to a Vote of Security Holders.	25
Item	5.	Other Information.	25
Item	6.	Exhibits.	25
SIGNATURES			28
EXHIBIT INDEX			29

                                                                                                               3

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 1,730,698,865	$ 1,776,440,628
Investment in Partnership Preference Units	37,628,695	37,563,048
Investment in Real Estate Joint Ventures	252,812,212	254,232,752
Affiliated investment	1,111,359	5,655,446

Total investments	$ 2,022,251,131	$ 2,073,891,874
Cash	1,693,122	563,618
Distributions and interest receivable	383	215
Interest receivable from affiliated investment	8,695	17,632
Swap interest receivable	45,732	38,905
Open interest rate swap agreements, at value	5,674,841	6,917,955

Total assets	$ 2,029,673,904	$ 2,081,430,199

Liabilities:
Loan payable – Credit Facility	$ 275,000,000	$ 264,000,000
Payable for Fund Shares redeemed	-	100,000
Payable to affiliate for investment advisory and administrative fees	391,019	387,645
Payable to affiliate for distribution and servicing fees	599,416	608,601
Other accrued expenses:
Interest expense	303,141	242,999
Other expenses and liabilities	208,455	335,980
Minority interest in subsidiary	210,000	210,000

Total liabilities	$ 276,712,031	$ 265,885,225

Net assets	$ 1,752,961,873	$ 1,815,544,974

Shareholders’ Capital	$ 1,752,961,873	$ 1,815,544,974

Shares outstanding (unlimited number of shares authorized)	13,982,077	14,288,807

Net asset value and redemption price per share	$ 125.37	$ 127.06

              See notes to unaudited condensed consolidated financial statements

                                                              4

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended

		March 31, 2006
	March 31, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $24,296 and $43,331, respectively)	$ 8,361,684	$ 7,004,492
Interest allocated from Belvedere Company	44,050	4,902
Security lending income allocated from
Belvedere Company, net	7,591	5,935
Expenses allocated from Belvedere Company	(2,628,513)	(2,493,029)

Net investment income allocated from Belvedere Company	$ 5,784,812	$ 4,522,300
Net investment income from Real Estate Joint Ventures	2,890,641	2,962,812
Distributions from Partnership Preference Units	564,063	382,813
Interest	801	107,965
Interest allocated from affiliated investment	59,853	-
Expenses allocated from affiliated investment	(5,728)	-

Total investment income	$ 9,294,442	$ 7,975,890

Expenses:
Investment advisory and administrative fees	$ 1,636,341	$ 1,511,352
Distribution and servicing fees	903,280	852,508
Interest expense on Credit Facility	3,805,192	2,682,321
Miscellaneous	160,817	136,998

Total expenses	$ 6,505,630	$ 5,183,179
Deduct –
Reduction of investment advisory and administrative fees	449,599	426,432

Net expenses	$ 6,056,031	$ 4,756,747

Net investment income	$ 3,238,411	$ 3,219,143

(1) See Note 9.

     See notes to unaudited condensed consolidated financial statements

                                                         5

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended

		March 31, 2006
	March 31, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions and foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$ 14,487,355	$ 13,115,989
Investment transactions in Partnership Preference Units (identified cost basis)	25,750	921,882
Investment transactions in Real Estate Joint Ventures	(47,710)	-
Interest rate swap agreements(2)	689,793	309,541

Net realized gain	$ 15,155,188	$ 14,347,412

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated from
Belvedere Company (identified cost basis)	$ (17,470,208)	$ 53,246,174
Investments in Partnership Preference Units (identified cost basis)	170,501	(1,475,895)
Investments in Real Estate Joint Ventures	(1,478,962)	6,848,342
Interest rate swap agreements	(1,243,114)	2,378,046

Net change in unrealized appreciation (depreciation)	$ (20,021,783)	$ 60,996,667

Net realized and unrealized gain (loss)	$ (4,866,595)	$ 75,344,079

Net increase (decrease) in net assets from operations	$ (1,628,184)	$ 78,563,222

(1)	See Note 9.

(2)	Amounts represent net interest earned in connection with interest rate swap agreements (Note 7).

                See notes to unaudited condensed consolidated financial statements

                                                                   6

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 3,238,411	$ 13,346,110
Net realized gain from investment transactions,
foreign currency transactions and interest rates swap agreements	15,155,188	52,105,860
Net change in unrealized appreciation (depreciation) of
investments, foreign currency and interest rate swap agreements	(20,021,783)	180,220,450

Net increase (decrease) in net assets from operations	$ (1,628,184)	$ 245,672,420

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$ 10,541,926	$ 10,763,342
Net asset value of Fund Shares redeemed	(49,652,011)	(106,468,647)

Net decrease in net assets from Fund Share transactions	$ (39,110,085)	$ (95,705,305)

Distributions –
Distributions to Shareholders	$ (21,844,832)	$ (21,442,862)

Total distributions	$ (21,844,832)	$ (21,442,862)

Net increase (decrease) in net assets	$ (62,583,101)	$ 128,524,253

Net assets:
At beginning of period	$ 1,815,544,974	$ 1,687,020,721

At end of period	$ 1,752,961,873	$ 1,815,544,974

                See notes to unaudited condensed consolidated financial statements

                                                                       7

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

		March 31, 2006
	March 31, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ (1,628,184)	$ 78,563,222
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(5,784,812)	(4,522,300)
Net investment income from Real Estate Joint Ventures	(2,890,641)	(2,962,812)
Distributions of earnings from Real Estate Joint Ventures	2,575,622	1,821,622
Advances to Real Estate Joint Venture	(361,770)	-
Interest received from advances to Real Estate Joint Venture	570,657	-
Decrease in short-term investments	-	376,208
Decrease in affiliated investment	4,544,087	-
(Increase) decrease in distributions and interest receivable	(168)	157,353
Decrease in interest receivable from affiliated investmen	8,937	-
Increase in interest receivable for open swap agreements	(6,827)	(18,940)
Increase (decrease) in payable to affiliate for investment advisory and administrative fees	3,374	(8,441)
Increase (decrease) in payable to affiliate for distribution and servicing fees	(9,185)	288
Increase (decrease) in accrued interest and other accrued expenses and liabilitie	(67,383)	55,932
Purchases of Partnership Preference Units	(3,550)	-
Proceeds from sales of Partnership Preference Units	134,154	26,444,333
Net interest earned on interest rate swap agreements	689,793	309,541
Net realized gain from investment transactions, foreign currency transactions and
interest rate swap agreements	(15,155,188)	(14,347,412)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	20,021,783	(60,996,667)

Net cash flows provided by operating activities	$ 2,640,699	$ 24,871,927

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 11,000,000	$ -
Repayments of Credit Facility	-	(12,400,000)
Distributions paid to Shareholders	(11,302,906)	(10,679,520)
Payments for Fund Shares redeemed	(1,208,289)	(1,235,265)

Net cash flows used in financing activities	$ (1,511,195)	$ (24,314,785)

Net increase in cash	$ 1,129,504	$ 557,142

Cash at beginning of period	$ 563,618	$ 1,665,980

Cash at end of period	$ 1,693,122	$ 2,223,122

See notes to unaudited condensed consolidated financial statements

                                                                     8

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Three Months Ended

March 31, 2006
	March 31, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 3,737,331	$ 2,633,689
Interest received on swap agreements, net	$ (682,966)	$ (290,601)
Reinvestment of distributions paid to Shareholders	$ 10,541,926	$ 10,763,342
Market value of securities distributed in payment of redemptions	$ 48,543,722	$ 41,280,846
Recharacterization of Real Estate Joint Venture advance to equity	$ 17,723,937	$ -

(1) See Note 9.

           See notes to unaudited condensed consolidated financial statements

                                                             9

Belport Capital Fund LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

Financial Highlights (Unaudited)
	Three Months Ended		Year Ended
	March 31, 2007		December 31, 2006

Net asset value – Beginning of period	$ 127.060		$ 111.620

Income (loss) from operations

Net investment income (1)	$ 0.228		$ 0.910
Net realized and unrealized gain (loss)	(0.388)		15.950

Total income (loss) from operations	$ (0.160)		$ 16.860

Distributions

Distributions to Shareholders	$ (1.530)		$ (1.420)

Total distributions	$ (1.530)		$ (1.420)

Net asset value – End of period	$ 125.370		$ 127.060

Total Return(2)	(0.13)%	(3)	15.29%

Ratios as a percentage of average net assets

Belport Capital Fund LLC Expenses
Interest and other borrowing costs(4)(5)	0.86%	(8)	0.81%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(6)	1.10%	(8)	1.11%

Total expenses	1.96%	(8)	1.92%

Net investment income(5)	0.73%	(8)	0.78%

Ratios as a percentage of average gross assets(7)

Belport Capital Fund LLC Expenses
Interest and other borrowing costs(4)(5)	0.65%	(8)	0.61%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(6)	0.84%	(8)	0.83%

Total expenses	1.49%	(8)	1.44%

Net investment income(5)	0.56%	(8)	0.59%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 1,752,962		$ 1,815,545
Portfolio turnover of Tax-Managed Growth Portfolio(9)	0%	(10)	1%

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized

(4)	Includes the expenses of Belport Capital Fund LLC (Belport Capital) and Belport Realty Corporation.

(5)	Ratio does not include net interest incurred or earned in connection with interest rate swap agreements. Had such amounts been included, ratio would have been higher or lower.

(6)	Includes Belport Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio and Cash Management Portfolio.

(7)	Average gross assets means the average daily amount of the value of all assets of Belport Capital (including Belport Capital's interest in Belvedere Company and Belport Capital's ratable share of the assets of its direct and indirect subsidiaries, Real Estate Joint Ventures and co-owned real property investments, if any), without reduction by any liabilities.

(8)	Annualized.

(9)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax- Managed Growth Portfolio including in-kind contributions and distributions was 0% and 7% for the period ended March 31, 2007 and year ended December 31, 2006, respectively.

(10)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of March 31, 2007 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The condensed consolidated statement of assets and liabilities at December 31, 2006 and the condensed consolidated statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2006 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Fund’s financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 is effective during the first required financial reporting period for fiscal years beginning after December 15, 2006.

Management adopted the provisions of FIN 48 on March 30, 2007, as required. The adoption of FIN 48 did not have a material effect on the net asset value, financial condition or results of operations of the Fund. In accordance with the requirements of FIN 48, the Fund evaluated all tax years still subject to potential audit under state and federal income tax law in reaching its accounting conclusions.

The Fund’s policy is to recognize interest expense and penalties related to uncertain tax positions, if any, as tax expense when incurred, which is included in miscellaneous expenses on the consolidated financial statements.

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The controlled subsidiary of the Fund has qualified and intends to qualify as a real estate investment trust (REIT) and intends to distribute at least 100% of its taxable income to the Fund. As a result of its REIT status, the Fund’s controlled subsidiary is able to claim a dividends paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual federal taxable income, which results in the controlled subsidiary’s taxable income being passed through to the Fund.

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

The allocation of Belport Capital’s net asset value per Share of $125.37 and $127.06 as of March 31, 2007 and December 31, 2006, respectively, between Preferred and Common Shares that have been restructured is as follows:

		Per Share Value at

	March 31, 2007		December 31, 2006

Date of Contribution	Preferred Shares	Common Shares	Preferred Shares	Common Shares

May 23, 2001	$119.93	$5.44	$121.62	$5.44
July 26, 2001	$120.39	$4.98	$122.08	$4.98
December 18, 2001	$120.54	$4.83	$122.23	$4.83

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the three months ended March 31, 2007 and 2006:

Three Months Ended

Investment Transactions	March 31, 2007	March 31, 2006

Decreases in investment in Belvedere Capital Fund Company LLC	$ 48,543,722	$ 41,280,846
Purchases of Partnership Preference Units	$ 3,550	$ -
Sales of Partnership Preference Units (1)	$ 134,154	$ 26,444,333

(1)	Sales of Partnership Preference Units for the three months ended March 31, 2007 and 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research for which net gains of $25,750 and $921,882 were recognized, respectively.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the three months ended March 31, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Three Months Ended

	March 31, 2007	March 31, 2006

Belvedere Company’s interest in the Portfolio (1)	$ 14,582,219,042	$ 13,881,079,382
The Fund’s investment in Belvedere Company (2)	$ 1,730,698,865	$ 1,699,815,429
Income allocated to Belvedere Company from the Portfolio	$ 70,744,130	$ 56,325,424
Income allocated to the Fund from Belvedere Company	$ 8,413,325	$ 7,015,329
Expenses allocated to Belvedere Company from the Portfolio	$ 16,470,855	$ 14,901,069
Expenses allocated to the Fund from Belvedere Company (3)	$ 2,628,513	$ 2,493,029
Net realized gain from investment transactions and foreign currency
transactions allocated to Belvedere Company from the Portfolio	$ 122,914,854	$ 105,065,849
Net realized gain from investment transactions and foreign currency
transactions allocated to the Fund from Belvedere Company	$ 14,487,355	$ 13,115,989
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ (150,839,988)	$ 425,670,187
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to the Fund from Belvedere
Company	$ (17,470,208)	$ 53,246,174

(1)	As of March 31, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 73.3% and 71.4% of the Portfolio’s net assets, respectively.

(2)	As of March 31, 2007 and 2006, the Fund’s investment in Belvedere Company represents 11.9% and 12.3% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company include:

Three Months Ended

	March 31, 2007	March 31, 2006

Expenses allocated from the Portfolio	$ 1,960,039	$ 1,852,527
Servicing fees	$ 654,301	$ 625,719
Operating expenses	$ 14,173	$ 14,783

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2007, December 31, 2006 and March 31, 2006 and its operations for the three months ended March 31, 2007, for the year ended December 31, 2006 and for the three months ended March 31, 2006 follows:

	March 31, 2007	December 31, 2006	March 31, 2006

Investments, at value	$ 19,937,460,086	$ 20,355,992,040	$ 19,489,204,023
Other assets	37,893,469	39,293,430	82,793,817

Total assets	$ 19,975,353,555	$ 20,395,285,470	$ 19,571,997,840

Collateral for securities loaned	$ 73,078,289	$ -	$ 96,708,244
Demand note payable	-	-	16,300,000
Management fee payable	7,081,409	7,278,009	6,942,089
Other liabilities	702,785	715,214	320,675

Total liabilities	$ 80,862,483	$ 7,993,223	$ 120,271,008

Net assets	$ 19,894,491,072	$ 20,387,292,247	$ 19,451,726,832

Dividends and interest	$ 96,544,634	$ 355,816,931	$ 79,789,760

Investment adviser fee	$ 21,767,375	$ 83,323,602	$ 20,700,926
Other expenses	714,355	2,966,211	370,225
Total expense reductions	(89)	(99)	-

Net expenses	$ 22,481,641	$ 86,289,714	$ 21,071,181

Net investment income	$ 74,062,993	$ 269,527,217	$ 58,718,579
Net realized gain from investment
transactions and foreign currency
transactions	189,585,596	644,738,498	444,361,395
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	(228,797,508)	1,577,971,043	563,623,384

Net increase in net assets from
operations	$ 34,851,081	$ 2,492,236,758	$ 1,006,703,358

6 Investments in Real Estate Joint Ventures

At March 31, 2007 and December 31, 2006, Belport Realty Corporation (Belport Realty) held investments in two real estate joint ventures (Real Estate Joint Ventures), Monadnock Property Trust, LLC (Monadnock) and Bel Multifamily Property Trust (Bel Multifamily). Belport Realty held a majority economic interest of 69.8% and 69.8% in Monadnock and 78.4% and 78.6% in Bel Multifamily as of March 31, 2007 and December 31, 2006, respectively. Bel Multifamily and Monadnock own multifamily residential properties. Condensed summary financial data of the Real Estate Joint Ventures is presented below. The investment in real estate is presented at estimated fair value.

During the three months ended March 31, 2007 and the year ended December 31, 2006, Belport Capital loaned amounts to Monadnock. The notes bear interest on the outstanding principal amount at the rate of 8.75% per annum. The entire outstanding principal balance of the notes, plus all accrued unpaid interest thereon is due and payable at maturity, generally one year from the date of inception of each note. During the three months ended March 31, 2007, the outstanding loan balances due to Belport Capital in the amount of $17,723,937 were converted to Class A units of equity interest in Monadnock. The principal and accrued unpaid interest outstanding at March 31, 2007 amounted to $9,970,305. During the three months ended March 31, 2007 and year ended December 31, 2006, the Class B shareholder loaned and converted its proportionate share to Monadnock in conjunction with the loans and conversion made by Belport Capital.

	March 31, 2007	December 31, 2006

Assets:
Investment in real estate	$ 690,565,008	$ 689,840,291
Other assets	30,994,990	14,954,877

Total assets	$ 721,559,998	$ 704,795,168

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 362,050,000	$ 345,800,000
Other liabilities	21,731,161	46,231,404

Total liabilities	$ 383,781,161	$ 392,031,404

Shareholders’ equity	$ 337,778,837	$ 312,763,764

Total liabilities and shareholders’ equity	$ 721,559,998	$ 704,795,168

(1)	The estimated fair value of the mortgage notes payable is approximately $376,700,000 and $360,200,000 as of March 31, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and currently prevailing interest rates.

	Three Months Ended

	March 31, 2007	March 31, 2006

Revenues	$ 18,454,038	$ 17,919,688
Expenses	15,374,459	13,967,036

Income before realized and unrealized gain (loss)	$ 3,079,579	$ 3,952,652
Realized loss	(67,690)	-
Change in net unrealized appreciation (depreciation)	(499,975)	12,155,679

Net income	$ 2,511,914	$ 16,108,331

7 Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belport Capital’s net asset value. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at March 31, 2007 and December 31, 2006 are listed below.

	Notional			Initial
	Amount			Optional	Final
Effective	(000’s	Fixed	Floating	Termination	Termination	Unrealized Appreciation at
Date	omitted)	Rate	Rate	Date	Date	March 31, 2007	December 31, 2006

10/03	$ 34,905	4.565%	LIBOR + 0.20%	3/05	6/10	$ 686,693	$ 871,327
10/03	46,160	4.045%	LIBOR + 0.20%	2/10	6/10	1,399,862	1,707,037
10/03	109,822	3.945%	LIBOR + 0.20%	-	6/10	3,588,286	4,339,591

						$ 5,674,841	$ 6,917,955

8 Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s revenue includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belport Capital invests in real estate assets through its subsidiary, Belport Realty. Belport Realty invests directly and indirectly in Partnership Preference Units and investments in Real Estate Joint Ventures (Note 6). The Fund’s revenues from the real estate assets primarily consist of net investment income from the Real Estate Joint Ventures and distribution income from Partnership Preference Units.

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

	Three Months Ended

	March 31, 2007	March 31, 2006

Investment income
The Portfolio*	$ 5,784,812	$ 4,522,300
Real Estate	3,454,704	3,345,625
Unallocated	54,926	107,965

Total investment income	$ 9,294,442	$ 7,975,890

Net increase (decrease) in net assets
from operations
The Portfolio*	$ 2,212,751	$ 70,353,565
Real Estate	(2,154,272)	9,539,015
Unallocated(1)	(1,686,663)	(1,329,358)

Net increase (decrease) in net assets from
operations	$ (1,628,184)	$ 78,563,222

	March 31, 2007	December 31, 2006

Net assets
The Portfolio*	$ 1,713,969,467	$ 1,759,613,937
Real Estate	91,320,345	95,582,312
Unallocated(2)	(52,327,939)	(39,651,275)

Net Assets	$ 1,752,961,873	$ 1,815,544,974

*	Belport Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belport Capital and do not pertain to either segment. Included in this amount are distribution and servicing fees and unallocated Credit Facility interest expense as follows:

Three Months Ended

	March 31, 2007	March 31, 2006

Distribution and servicing fees	$ 903,280	$ 852,508
Credit Facility interest expense	$ 761,038	$ 509,641

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of March 31, 2007 and December 31, 2006, such borrowings totaled $54,367,604 and $44,989,102, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund including the Fund’s investment in Cash Management Portfolio. As of March 31, 2007 and December 31, 2006, such amounts totaled $2,813,559 and $6,219,064, respectively.

9 Restatement

In prior years’ condensed consolidated financial statements, Belport Capital had consolidated Real Estate Joint Ventures in which Belport Realty held a majority economic interest. After the issuance of the March 31, 2006 condensed consolidated financial statements, but prior to the issuance of its December 31, 2006 financial statements, Belport Capital determined that such investments should not have been consolidated because Belport Realty did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partners and therefore the Real Estate Joint Venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statement of operations and condensed consolidated statement of cash flows for the quarter ended March 31, 2006 to conform to the accounting treatment used at December 31, 2006.

The effect of deconsolidation on the Fund’s financial statements is to eliminate the presentation of the minority shareholder’s interest in the Real Estate Joint Venture investment and to present the Fund’s net investment in the Real Estate Joint Venture using the equity method. Using the equity method, the Fund reports its share of the current period’s Real Estate Joint Venture net investment income, realized gains (losses), if any, and unrealized appreciation (depreciation) in the condensed consolidated statement of operations.

Additionally, certain amounts in the March 31, 2006 condensed consolidated financial statements were also restated to correct the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statement of operations and condensed consolidated statement of cash flows for the quarter ended March 31, 2006.

The restatement of March 31, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported condensed consolidated financial statements for the quarter ended March 31, 2006 are as follows:

	Three Months Ended
	March 31, 2006

Condensed Consolidated Statement of Operations
(Unaudited)	Previously Reported	Restated

Rental income	$ 17,849,628	$ —
Net investment income from Real Estate Joint
Ventures	—	2,962,812
Interest	178,025	107,965
Total investment income	$ 22,932,766	$ 7,975,890
Property management fees	$ 708,179	$ —
Interest expense on mortgage notes	6,222,159	—
Property and maintenance expenses	4,853,940	—
Property taxes and insurance	2,148,215	—
Miscellaneous	171,541	136,998
Total expenses	$ 19,150,215	$ 5,183,179
Net expenses	$ 18,723,783	$ 4,756,747
Net investment income before minority interests in
net income of controlled subsidiaries	$ 4,208,983	$ —
Minority interests in net income of controlled
subsidiaries	(989,840)	—
Net realized gain (loss)
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$ 14,766,580	$ 13,115,989
Net realized gain	$ 15,998,003	$ 14,347,412
Change in unrealized appreciation (depreciation)
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$ 51,595,583	$ 53,246,174
Net change in unrealized appreciation
(depreciation)	$ 59,346,076	$ 60,996,667

	Three Months Ended
	March 31, 2006

Condensed Consolidated Statement of Cash Flows
(Unaudited)	Previously Reported	Restated

Net investment income from Real Estate Joint Ventures $	—	$ (2,962,812)
Distributions of earnings from Real Estate
Joint Ventures	—	1,821,622
Decrease in escrow deposits	50,986	—
Decrease in other assets	166,308	—
Increase (decrease) in security deposits, accrued interest
and accrued other expenses and liabilities	(64,715)	55,932
Increase in accrued property taxes	39,037	—
Improvements to rental property	(1,112,578)	—
Minority interests in net income of controlled subsidiaries	989,840	—
Net realized gain from investment transactions, securities
sold short, foreign currency transactions and interest
rate swap agreements	(15,998,003)	(14,347,412)
Net change in unrealized (appreciation) depreciation of
investments, securities sold short, foreign currency and
interest rate swap agreements	(59,346,076)	(60,996,667)
Net cash flows provided by operating activities	$ 26,026,063	$ 24,871,927

                                                                                                          18

Three Months Ended
March 31, 2006

Condensed Consolidated Statement of Cash Flows
(Unaudited)	Previously Reported	Restated

Net increase in cash	$ 1,711,278	$ 557,142
Cash at beginning of period	$ 5,730,922	$ 1,665,980
Cash at end of period	$ 7,442,200	$ 2,223,122
Supplemental Disclosure and Non-cash Operating and
Financing Activities
Interest paid on mortgage notes	$ 6,118,185	$ —

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belport Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three months ended March 31, 2006 as discussed in Note 9 to the condensed consolidated financial statements.

MD&A for the Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006.

Performance of the Fund.(1) The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility (described under “Liquidity and Capital Resources” below) and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return was -0.13% for the quarter ended March 31, 2007. This return reflects a decrease in the Fund’s net asset value per share from $127.06 to $125.37 and a distribution of $1.53 per share during the period. The total return of the S&P 500 Index was 0.64% over the same period. Last year, the Fund had a total return of 4.72% for the quarter ended March 31, 2006. This return reflected an increase in the Fund’s net asset value per share from $111.62 to $115.41 and a distribution of $1.42 per share during the period. The S&P 500 Index had a total return of 4.21% over the same period.

Performance of the Portfolio. For the quarter ended March 31, 2007, the Portfolio’s total return was 0.14%, lagging the S&P 500 Index return of 0.64% over the same period. For comparison, during the first quarter of 2006, the Portfolio posted a total return of 4.34% . Equity investors experienced a tumultuous first quarter of 2007 as evidenced by seesaw global equity market activity and double-digit increase in the Chicago Board Options Exchange Volatility Index. Domestic investors wrestled with numerous concerns including: continued geopolitical unrest, a housing slowdown leading to sub-prime mortgage woes and fears of rising inflation. Notwithstanding some troubling macroeconomic data, the U.S. economy remained resilient during the quarter and the Federal Reserve left short-term rates on hold. On average during the course of the quarter, mid-cap and small-cap stocks continued to lead their larger-cap counterparts. A shift in style trend, however, emerged within the small-cap universe, as the growth style took the lead over the value style. The broad market, as represented by the S&P 500 Index, finished the quarter in positive territory; its seventh gain in the last eight quarters.

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

During the first quarter of 2007 the utilities, materials and telecommunications sectors were the best performing sectors of the S&P 500 Index, while the financials and information technology sectors underperformed the S&P 500 Index. Market leading industries during the first quarter included: construction materials, personal products and independent power producers. In contrast, thrift and mortgage finance, household durables and biotechnology industries realized weaker returns.

During the quarter ended March 31, 2007, the Portfolio remained overweight in the industrials, consumer staples and discretionary sectors, while continuing to underweight the technology, utilities and telecommunications sectors. The Portfolio’s relatively weaker performance versus the S&P 500 Index during the quarter was primarily the result of its underweight of the strong performing, high dividend-yielding sectors, such as utilities and telecommunications, as well as its underweight of the materials sector. The Portfolio emphasizes common stocks of growth companies and thus remains underweight in high-dividend yielding sectors which, on average, offer more income than earnings growth potential. Additionally, although the overweight of the energy sector remained positive, stock selection within the oil and gas integrated industry was disappointing. During the first quarter of 2007, the Portfolio benefited from its emphasis of the strong-performing industrials and consumer staples sectors and relatively stronger investment selection within asset managers, textile apparel and food products industries versus the S&P 500 Index. The Portfolio’s long-term underweight of the information technology sector was also beneficial, particularly within communication equipment and semiconductor industries.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belport Realty Corporation (Belport Realty). As of March 31, 2007, real estate investments included investments in: two real estate joint ventures (Real Estate Joint Ventures), Bel Multifamily Property Trust (Bel Multifamily) and Monadnock Property Trust, LLC (Monadnock) that are majority owned by Belport Realty; and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Bel Multifamily and Monadnock own multifamily properties. During the quarter ended March 31, 2006, Belport Realty sold certain of its Partnership Preference Units for approximately $26.4 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)), recognizing a net gain of approximately $0.9 million on the sale transactions.

During the quarter ended March 31, 2007, the Fund’s net investment income from real estate investments was approximately $3.5 million compared to approximately $3.3 million for the quarter ended March 31, 2006, an increase of $0.2 million or 6%. The increase was principally due to higher distributions from investments in Partnership Preference Units due to higher distribution rates on Partnership Preference Units held during the quarter. During the quarter ended March 31, 2006, the Fund’s net investment income from real estate investments increased due to increases in the net investment income of the Real Estate Joint Ventures, partially offset by lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the quarter.

The estimated fair value of the Fund’s real estate investments was approximately $290.4 million at March 31, 2007 compared to approximately $291.8 million at December 31, 2006, a net decrease of $1.4 million. This net decrease was due to a net decrease in the estimated fair value of Belport Realty’s investment in the Real Estate Joint Ventures. The Fund’s investments in real properties continue to achieve modest but satisfactory returns, benefiting from earnings in the expected range and cap rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

During the quarter ended March 31, 2007, the Fund saw net unrealized depreciation of the estimated fair value of its real estate investments of approximately $1.3 million compared to net unrealized appreciation of approximately $5.4 million during the quarter ended March 31, 2006. Net unrealized depreciation of approximately $1.3 million consisted of approximately $1.5 million of net unrealized depreciation in Real Estate Joint Venture investments, offset by $0.2 million of net unrealized appreciation in the value of the Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $0.6 million, compared to approximately $2.7 million of net realized and unrealized gains for the quarter ended March 31, 2006. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2007 consisted of $1.3 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $0.7 million of periodic net payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statements). Net realized and unrealized gains on swap agreements for the quarter ended March 31, 2006 consisted of $2.4 million of net unrealized gains due to changes in swap agreement valuations and $0.3 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance for the quarter ending March 31, 2007 from changes in swap agreement valuation was attributable to a decrease in the remaining term of the agreements a modest decrease in swap rates during the period. The positive contribution to Fund performance for the quarter ending March 31, 2006 from changes in swap agreement valuations was attributable to an increase in swap rates during the period.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2007, the Fund had outstanding borrowings of $275.0 million and unused loan commitments of $57.5 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $5.7 million. As of December 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $6.9 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 7 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended March 31,*

								Estimated
								Fair Value
								as of
								March 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit Facility				$275,000,000			$275,000,000	$275,000,000

Average interest rate				5.56%			5.56%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable interest
rate swap agreements				$190,887,000			$190,887,000	$5,674,841

Average pay rate				4.08%			4.08%

Average receive rate				5.52%			5.52%

Rate sensitive investments:

Fixed-rate Partnership Preference
Units:

Colonial Realty Limited Partnership,
7.25% Series B Cumulative
Redeemable Perpetual Preferred
Units, Callable 8/24/09,
Current Yield: 7.39%			$9,637,020				$9,637,020	$9,812,000

MHC Operating Limited Partnership,
8.0625% Series D Cumulative
Redeemable Perpetual Prefrence
Units, Callable 3/24/10,
Current Yield: 8.11%			$10,000,000				$10,000,000	$9,940,000

PSA Institutional Partners, L.P.,
7.25% Series J Cumulative
Redeemable Perpetual Preferred
Units, Callable 5/9/11,
Current Yield: 7.16%					$10,000,000		$10,000,000	$10,128,000

Vornado Realty L.P.,
7.0% Series D-10 Cumulative
Redeemable Preferred Units,
Callable 11/17/08,
Current Yield: 7.17%(1)		$6,323,160					$ 6,323,160	$ 7,748,695

* The amounts listed reflect the Fund’s positions as of March 31, 2007. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a Shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all Shareholders and all outstanding Fund Shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended March 31, 2007, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

January 31, 2007	62,399.299	$126.51

February 28, 2007	210,834.939	$128.46

March 31, 2007	117,069.679	$124.05

Total	390,303.917	$125.09

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on July 13, 2007.

BELPORT CAPITAL FUND LLC

/s/ Andrew C. Frenette
Andrew C. Frenette
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