Form 10-Q
period 2007-06-30
BELPORT CAPITAL FUND LLC
filed 2007-08-09
CIK 1138602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the
Act).      Large Accelerated Filer   X       Accelerated Filer           Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Explanatory Note

The Quarterly Report on Form 10-Q of Belport Capital Fund LLC (the Fund) for the three and six months ended June 30, 2007 contains unaudited condensed restated consolidated financial statements for the three and six months ended June 30, 2006. The condensed consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

Belport Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	4
		Condensed Consolidated Statements of Assets and Liabilities as of
		June 30, 2007 and December 31, 2006	4
		Condensed Consolidated Statements of Operations for the
		Three Months Ended June 30, 2007 and 2006 (Restated) and for the
		Six Months Ended June 30, 2007 and 2006 (Restated)	5
		Condensed Consolidated Statements of Changes in Net Assets for the
		Six Months Ended June 30, 2007 and the Year Ended December 31, 2006	7
		Condensed Consolidated Statements of Cash Flows for the
		Six Months Ended June 30, 2007 and 2006 (Restated)	8
		Financial Highlights for the Six Months Ended June 30, 2007 and the
		Year Ended December 31, 2006	10
		Notes to Condensed Consolidated Financial Statements as of June 30, 2007	11
Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	20
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item	4.	Controls and Procedures.	25
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	26
Item	1A.	Risk Factors.	26
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item	3.	Defaults Upon Senior Securities.	26

Item	4.	Submission of Matters to a Vote of Security Holders.	26
Item	5.	Other Information.	26
Item	6.	Exhibits.	26
SIGNATURES			28
EXHIBIT INDEX			29

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,793,435,816	$1,776,440,628
Investment in Partnership Preference Units	36,636,966	37,563,048
Investment in Real Estate Joint Ventures	265,146,990	254,232,752
Affiliated investment	5,427,726	5,655,446

Total investments	$2,100,647,498	$2,073,891,874
Cash	1,350,720	563,618
Interest receivable from affiliated investment	25,934	17,632
Swap interest receivable	45,732	38,905
Open interest rate swap agreements, at value	7,430,697	6,917,955
Other assets	352	215

Total assets	$2,109,500,933	$2,081,430,199

Liabilities:
Loan payable – Credit Facility	$275,000,000	$264,000,000
Payable for Fund Shares redeemed	-	100,000
Payable to affiliate for investment advisory and administrative fees	395,324	387,645
Payable to affiliate for distribution and servicing fees	608,360	608,601
Other accrued expenses:
Interest expense	296,956	242,999
Other expenses and liabilities	231,626	335,980
Minority interest in subsidiary	210,000	210,000

Total liabilities	$276,742,266	$265,885,225

Net assets	$1,832,758,667	$1,815,544,974

Shareholders’ Capital	$1,832,758,667	$1,815,544,974

Shares outstanding (unlimited number of shares authorized)	13,675,251	14,288,807

Net asset value and redemption price per share	$134.02	$127.06

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended

		June 30, 2006		June 30, 2006
	June 30, 2007	(Restated)(1)	June 30, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $433,356, $295,397,
$457,652 and $338,728, respectively)	$9,303,715	$8,155,892	$17,665,399	$ 15,160,384
Interest allocated from Belvedere Company	160,550	164,822	204,600	169,724
Security lending income allocated from
Belvedere Company, net	69,485	17,553	77,076	23,488
Expenses allocated from Belvedere Company	(2,673,907)	(2,513,787)	(5,302,420)	(5,006,816)

Net investment income allocated from Belvedere Company	$6,859,843	$5,824,480	$12,644,655	$10,346,780
Net investment income from Real Estate Joint Ventures	2,803,896	3,469,170	5,694,537	6,431,982
Distributions from Partnership Preference Units	564,062	489,548	1,128,125	872,361
Interest	1,102	93,362	1,903	201,327
Interest allocated from affiliated investment	103,166	-	163,019	-
Expenses allocated from affiliated investment	(9,680)	-	(15,408)	-

Total investment income	$10,322,389	$9,876,560	$19,616,831	$17,852,450

Expenses:
Investment advisory and administrative fees	$1,625,963	$1,592,244	$3,262,304	$ 3,103,596
Distribution and servicing fees	914,987	852,591	1,818,267	1,705,099
Interest expense on Credit Facility	3,880,196	3,408,157	7,685,388	6,090,478
Miscellaneous	184,549	141,031	345,366	278,029

Total expenses	$6,605,695	$5,994,023	$13,111,325	$11,177,202
Deduct –
Reduction of investment advisory and administrative fees	453,946	423,537	903,545	849,969

Net expenses	$6,151,749	$5,570,486	$12,207,780	$10,327,233

Net investment income	$4,170,640	$4,306,074	$7,409,051	$7,525,217

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Six Months Ended

		June 30, 2006		June 30, 2006
	June 30, 2007	(Restated)(1)	June 30, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions and foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$26,165,590	$23,080,333	$ 40,652,945	$ 36,196,322
Investment transactions in Partnership Preference Units (identified cost basis)	25,705	31,558	51,455	953,440
Investment transactions in Real Estate Joint Ventures	-	-	(47,710)	-
Interest rate swap agreements(2)	693,596	529,634	1,383,389	839,175

Net realized gain	$26,884,891	$23,641,525	$ 42,040,079	$ 37,988,937

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated from
Belvedere Company (identified cost basis)	$ 68,960,972	$(52,241,458)	$ 51,490,764	$ 1,004,716
Investments in Partnership Preference Units (identified cost basis)	(878,619)	(921,410)	(708,118)	(2,397,305)
Investments in Real Estate Joint Ventures	19,080,667	8,079,950	17,601,705	14,928,292
Interest rate swap agreements	1,755,856	1,595,379	512,742	3,973,425

Net change in unrealized appreciation (depreciation)	$88,918,876	$(43,487,539)	$ 68,897,093	$ 17,509,128

Net realized and unrealized gain (loss)	$115,803,767	$(19,846,014)	$ 110,937,172	$ 55,498,065

Net increase (decrease) in net assets from operations	$119,974,407	$(15,539,940)	$ 118,346,223	$ 63,023,282

(1)	See Note 8.
(2)	Amounts represent net interest earned in connection with interest rate swap agreements (Note 6).

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$7,409,051	$13,346,110
Net realized gain from investment transactions,
foreign currency transactions and interest rates swap agreements	42,040,079	52,105,860
Net change in unrealized appreciation (depreciation) of
investments, foreign currency and interest rate swap agreements	68,897,093	180,220,450

Net increase in net assets from operations	$118,346,223	$245,672,420

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$10,541,926	$10,763,342
Net asset value of Fund Shares redeemed	(89,829,624)	(106,468,647)

Net decrease in net assets from Fund Share transactions	$(79,287,698)	$(95,705,305)

Distributions –
Distributions to Shareholders	$(21,844,832)	$(21,442,862)

Total distributions	$(21,844,832)	$(21,442,862)

Net increase in net assets	$17,213,693	$128,524,253

Net assets:
At beginning of period	$1,815,544,974	$1,687,020,721

At end of period	$1,832,758,667	$1,815,544,974

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

		June 30, 2006
	June 30, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase in net assets from operations	$ 18,346,223	$ 63,023,282
Adjustments to reconcile net increase in net assets from operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(12,644,655)	(10,346,780)
Net investment income from Real Estate Joint Ventures	(5,694,537)	(6,431,982)
Distributions of earnings from Real Estate Joint Ventures	4,996,966	5,744,743
Advances to Real Estate Joint Venture	(361,770)	(30,937,500)
Repayments of advances from Real Estate Joint Venture	6,838,500	-
Interest received from advances to Real Estate Joint Venture	860,598	430,158
Decrease in short-term investments	-	1,283,828
Decrease in affiliated investment	227,720	-
Decrease in distributions and interest receivable	215	(2,965,243)
Increase in other assets	(352)
Increase in interest receivable from affiliated investment	(8,302)	-
Increase in interest receivable for open swap agreement	(6,827)	(30,025)
Increase in payable to affiliate for investment advisory and administrative fees	7,679	24,345
Decrease in payable to affiliate for distribution and servicing fees	(241)	(1,969)
Increase (decrease) in accrued interest and other accrued expenses and liabilitie	(50,397)	73,046
Purchases of Partnership Preference Units	(3,550)	(17,506,169)
Proceeds from sales of Partnership Preference Units	272,969	34,099,737
Net interest earned on interest rate swap agreements	1,383,389	839,175
Net realized gain from investment transactions, foreign currency transactions and
interest rate swap agreements	(42,040,079)	(37,988,937)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(68,897,093)	(17,509,128)

Net cash flows provided by (used in) operating activities	$ 3,226,456	$ (18,199,419)

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 11,000,000	$ 49,500,000
Repayments of Credit Facility	-	(19,400,000)
Distributions paid to Shareholders	(11,302,906)	(10,679,520)
Payments for Fund Shares redeemed	(2,136,448)	(2,375,980)

Net cash flows provided by (used in) financing activities	$ (2,439,354)	$ 17,044,500

Net increase (decreases) in cash	$787,102	$ (1,154,919)

Cash at beginning of period	$563,618	$ 1,665,980

Cash at end of period	$ 1,350,720	$ 511,061

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended

		June 30, 2006
	June 30, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$7,600,204	$5,986,248
Interest received on swap agreements, net	$(1,376,562)	$(809,150)
Reinvestment of distributions paid to Shareholders	$10,541,926	$10,763,342
Market value of securities distributed in payment of redemptions	$87,793,176	$68,823,670
Recharacterization of Real Estate Joint Venture advance to equity	$17,723,937	$-

(1) See Note 8.

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Financial Statements (Continued)

Financial Highlights (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006

Net asset value – Beginning of period	$127.060	$111.620

Income (loss) from operations

Net investment income(1)	$0.530	$0.910
Net realized and unrealized gain	7.960	15.950

Total income from operations	$8.490	$16.860

Distributions

Distributions to Shareholders	$(1.530)	$(1.420)

Total distributions	$(1.530)	$(1.420)

Net asset value – End of period	$134.020	$127.060

Total Return(2)	6.75% (3)	15.29%

Ratios as a percentage of average net assets

Belport Capital Fund LLC Expenses
Interest and other borrowing costs(4)(5)	0.86% (8)	0.81%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(6)	1.10% (8)	1.11%

Total expenses	1.96% (8)	1.92%
Net investment income(5)	0.83% (8)	0.78%

Ratios as a percentage of average gross assets (7)

Belport Capital Fund LLC Expenses
Interest and other borrowing costs(4)(5)	0.66% (8)	0.61%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(6)	0.84% (8)	0.83%

Total expenses	1.50% (8)	1.44%

Net investment income(5)	0.63% (8)	0.59%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,832,759	$1,815,545
Portfolio turnover of Tax-Managed Growth Portfolio(9)	1%	1%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.
(3)	Not annualized.
(4)	Includes the expenses of Belport Capital Fund LLC (Belport Capital) and Belport Realty Corporation.
(5)	Ratios do not include net interest earned in connection with interest rate swap agreements. Had such amounts been included, ratios would have been higher or lower.
(6)	Includes Belport Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio and Cash Management Portfolio.
(7)	Average gross assets means the average daily amount of the value of all assets of Belport Capital (including Belport Capital's interest in Belvedere Company and Belport Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any), without reduction by any liabilities.
(8)	Annualized.
(9)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 4% and 7% for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of June 30, 2007

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

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. Belport Realty Corporation (Belport Realty) has qualified and intends to qualify as a real estate investment trust (REIT) and generally intends to distribute at least 100% of its taxable income to the Fund. As a result of its REIT status, Belport Realty is able to claim a dividends paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual federal taxable income, which results in Belport Realty’s taxable income being passed through to the Fund.

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the six months ended June 30, 2007 and 2006:

	Six Months Ended

Investment Transactions	June 30, 2007	June 30, 2006

Decreases in investment in Belvedere Capital Fund Company LLC	$87,793,176	$68,823,670
Purchases of Partnership Preference Units	$3,550	$17,506,169
Sales of Partnership Preference Units(1)	$272,969	$34,099,737

(1)	Sales of Partnership Preference Units for the six months ended June 30, 2007 and 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research for which net realized gains of $51,455 and $953,440 were recognized, respectively.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the six months ended June 30, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Six Months Ended

	June 30, 2007	June 30, 2006

Belvedere Company’s interest in the Portfolio(1)	$15,510,538,738	$13,612,210,990
The Fund’s investment in Belvedere Company(2)	$1,793,435,816	$1,648,935,960
Income allocated to Belvedere Company from the Portfolio	$153,048,883	$124,577,537
Income allocated to the Fund from Belvedere Company	$17,947,075	$15,353,596
Expenses allocated to Belvedere Company from the Portfolio	$33,634,723	$30,250,511
Expenses allocated to the Fund from Belvedere Company(3)	$5,302,420	$5,006,816
Net realized gain from investment transactions and foreign
currency transactions allocated to Belvedere Company from
the Portfolio	$349,641,643	$293,932,775
Net realized gain from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$40,652,945	$36,196,322
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$437,085,808	$2,396,788
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund from
Belvedere Company	$51,490,764	$1,004,716

(1)	As of June 30, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 73.9% and 72.1% of the Portfolio’s net assets, respectively.
(2)	As of June 30, 2007 and 2006, the Fund’s investment in Belvedere Company represents 11.6% and 12.1% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company include:

	Six Months Ended

	June 30, 2007	June 30, 2006

Expenses allocated from the Portfolio	$3,947,991	$3,727,106
Servicing fees	$1,325,087	$1,252,709
Operating expenses	$29,342	$27,001

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2007, December 31, 2006 and June 30, 2006 and its operations for the six months ended June 30, 2007, for the year ended December 31, 2006 and for the six months ended June 30, 2006 follows:

	June 30, 2007	December 31, 2006	June 30, 2006

Investments, at value	$21,017,676,485	$20,355,992,040	$18,934,068,161
Other assets	30,373,412	39,293,430	34,515,320

Total assets	$21,048,049,897	$20,395,285,470	$18,968,583,481

Collateral for securities loaned	$51,034,581	$-	$72,500,000
Management fee payable	7,477,416	7,278,009	6,735,653
Other liabilities	1,164,789	715,214	754,547

Total liabilities	$59,676,786	$7,993,223	$79,990,200

Net assets	$20,988,373,111	$20,387,292,247	$18,888,593,281

Dividends and interest	$208,202,519	$355,816,931	$175,092,342

Investment adviser fee	$43,993,696	$83,323,602	$41,339,905
Other expenses	1,529,784	2,966,211	1,142,069
Total expense reductions	(90)	(99)	(99)

Net expenses	$45,523,390	$86,289,714	$42,481,875

Net investment income	$162,679,129	$269,527,217	$132,610,467
Net realized gain from investment
transactions and foreign currency
transactions	545,049,808	644,738,498	453,652,551
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	523,098,477	1,577,971,043	(29,804,533)

Net increase in net assets from
operations	$1,230,827,414	$2,492,236,758	$556,458,485

5 Investments in Real Estate Joint Ventures

At June 30, 2007 and December 31, 2006, Belport Realty held investments in two real estate joint ventures (Real Estate Joint Ventures), Monadnock Property Trust, LLC (Monadnock) and Bel Multifamily Property Trust (Bel Multifamily). Belport Realty holds a majority economic interest of 71.9% and 69.8% in Monadnock and 72.5% and 78.6% in Bel Multifamily as of June 30, 2007 and December 31, 2006, respectively. Monadnock and Bel Multifamily own multifamily properties. Condensed summary financial data of the Real Estate Joint Ventures is presented below. The investment in real estate is presented at estimated fair value.

During the six months ended June 30, 2007 and the year ended December 31, 2006, Belport Capital loaned amounts to Monadnock. The notes bear interest on the outstanding principal amount at the rate of 8.75% per annum. The entire outstanding principal balance of the notes, plus all accrued unpaid interest thereon is due and payable at maturity, generally one year from the date of inception of each note. During the six months ended June 30, 2007, a portion of the outstanding loan balances due to Belport Capital in the amount of $17,723,937 were converted to Class A units of equity interest in Monadnock. At June 30, 2007, $2,948,155 of principal and accrued interest is outstanding and payable to Belport Capital. During the six months ended June 30, 2007, the Class B shareholder loaned its proportionate share to Monadnock and outstanding loan balances were converted to Class B equity proportionately.

	June 30, 2007	December 31, 2006

Assets:
Investment in real estate	$717,831,250	$689,840,291
Other assets	21,308,723	14,954,877

Total assets	$739,139,973	$704,795,168

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$362,050,000	$345,800,000
Other liabilities	12,930,962	46,231,404

Total liabilities	$374,980,962	$392,031,404

Shareholders’ equity	$364,159,011	$312,763,764

Total liabilities and shareholders’ equity	$739,139,973	$704,795,168

(1)	The estimated fair value of the mortgage notes payable is approximately $371,200,000 and $360,200,000 as of June 30, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and currently prevailing interest rates.

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues	$18,667,217	$19,227,471	$37,121,255	$37,147,159

Expenses	14,889,477	15,309,102	30,263,936	29,276,138

Net investment income before realized
and unrealized gain (loss)	$3,777,740	$3,918,369	$6,857,319	$7,871,021

Realized gain	-	-	(67,690)	-
Change in net unrealized appreciation
(depreciation)	25,023,776	14,316,671	24,523,801	26,472,350

Net increase in net assets from operations	$28,801,516	$18,235,040	$31,313,430	$34,343,371

6 Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belport Capital’s net asset value. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at June 30, 2007 and December 31, 2006 are listed below.

	Notional			Initial
	Amount			Optional	Final	Unrealized Appreciation at
Effective	(000’s	Fixed	Floating	Termination	Termination
Date	omitted)	Rate	Rate	Date	Date	June 30, 2007	December 31, 2006

10/03	$ 34,905	4.565%	LIBOR + 0.20%	3/05	6/10	$ 953,124	$871,327
10/03	46,160	4.045%	LIBOR + 0.20%	2/10	6/10	1,838,750	1,707,037
10/03	109,822	3.945%	LIBOR + 0.20%	-	6/10	4,638,823	4,339,591

						$ 7,430,697	$6,917,955

7 Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belport Capital invests in real estate assets through its subsidiary, Belport Realty. Belport Realty invests directly and indirectly in Partnership Preference Units and investments in Real Estate Joint Ventures (Note 5). The Fund’s investment income from the real estate assets primarily consists of net investment income from the Real Estate Joint Ventures and distribution income from Partnership Preference Units.

Belport Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily consist of net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are presented as part of the real estate segment for presentation purposes herein. The accounting policies of the reportable segments are the same as those for Belport Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Investment income
The Portfolio*	$6,859,843	$5,824,480	$12,644,655	$10,346,780
Real Estate	3,367,958	3,958,718	6,822,662	7,304,343
Unallocated	94,588	93,362	149,514	201,327

Total investment income	$10,322,389	$9,876,560	$19,616,831	$17,852,450

Net increase (decrease) in
net assets from operations
The Portfolio*	$101,416,522	$(23,844,756)	$ 103,629,273	$46,508,809
Real Estate	20,388,386	9,674,853	18,234,114	19,213,868
Unallocated(1)	(1,830,501)	(1,370,037)	(3,517,164)	(2,699,395)

Net increase (decrease) in
net assets from operations	$119,974,407	$(15,539,940)	$118,346,223	$ 63,023,282

	June 30, 2007	December 31, 2006

Net assets
The Portfolio*	$1,776,708,556	$ 1,759,613,937
Real Estate	111,461,449	95,582,312
Unallocated(2)	(55,411,338)	(39,651,275)

Net Assets	$1,832,758,667	$ 1,815,544,974

* Belport Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belport Capital and do not pertain to either segment. Included in this amount are distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Distribution and servicing fees	$914,987	$852,591	$1,818,267	$1,705,099
Credit Facility interest expense	$929,748	$525,740	$1,690,786	$1,035,381

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of June 30, 2007 and December 31, 2006, such borrowings totaled $61,391,688 and $44,989,102, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash Management Portfolio. As of June 30, 2007 and December 31, 2006, such amounts totaled $6,778,446 and $6,219,064, respectively.

8 Restatement

In prior years’ condensed consolidated financial statements, Belport Capital had consolidated Real Estate Joint Ventures in which Belport Realty held a majority economic interest. After the issuance of the June 30, 2006 condensed consolidated financial statements but prior to the issuance of its December 31, 2006 financial statements, Belport Capital determined that such investments should not have been consolidated because Belport Realty did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partners and therefore the Real Estate Joint Venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statements of operations for the three and six months ended June 30, 2006 and condensed consolidated statement of cash flows for the six months ended June 30, 2006.

The effect of deconsolidation on the Fund’s financial statements is to eliminate the presentation of the minority shareholder’s interest in the Real Estate Joint Venture investments and to present the Fund’s net investment in the Real Estate Joint Ventures using the equity method. Using the equity method, the Fund reports its share of the current period’s Real Estate Joint Ventures net investment income, realized gains (losses), if any, and unrealized appreciation (depreciation) in the condensed consolidated statements of operations.

Additionally, certain amounts in the June 30, 2006 condensed consolidated financial statements were also restated due to the correction of the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statements of operations for the three and six months ended June 30, 2006 and condensed consolidated statement of cash flows for the six months ended June 30, 2006.

The restatement of June 30, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported condensed consolidated financial statements for the three and six months ended June 30, 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006

Condensed Consolidated Statement of	Previously		Previously
Operations (Unaudited)	Reported	Restated	Reported	Restated

Rental income	$19,146,363	$—	$36,995,991	$—
Net investment income from Real
Estate Joint Ventures	—	3,469,170	—	6,431,982
Interest	174,470	93,362	352,495	201,327
Total investment income	$25,634,861	$9,876,560	$48,567,627	$17,852,450
Property management and
administrative fees	$756,856	$—	$1,465,035	$—
Interest expense on mortgage notes	6,428,895	—	12,651,054	—
Property and maintenance expenses	5,048,789	—	9,902,729	—
Property taxes and insurance	2,304,186	—	4,452,401	—
Miscellaneous	258,753	141,031	430,294	278,029
Total expenses	$20,650,471	$5,994,023	$39,800,686	$11,177,202
Net expenses	$20,226,934	$5,570,486	$38,950,717	$10,327,233
Net investment income before
minority interests in net income of
controlled subsidiaries	$5,407,927	$—	$9,616,910	$—
Minority interests in net income of
controlled subsidiaries	(1,101,853)	—	(2,091,693)	—
Net realized gain (loss)
Investment transactions and foreign
currency transactions allocated
from Belvedere Company
(identified cost basis)	$24,990,573	$23,080,333	$39,757,153	$36,196,322
Net realized gain	$25,551,765	$23,641,525	$41,549,768	$37,988,937
Change in unrealized appreciation
(depreciation)
Investments and foreign currency
allocated from Belvedere Company
(identified cost basis)	$(54,151,698)	$(52,241,458) $	(2,556,115)	$1,004,716
Net change in unrealized
appreciation (depreciation)	$(45,397,779)	$(43,487,539) $	13,948,297	$17,509,128

	Six Months Ended
	June 30, 2006

	Previously
Condensed Consolidated Statement of Cash Flows (Unaudited)	Reported	Restated

Net investment income from Real Estate Joint Ventures	$—	$(6,431,982)
Distributions of earnings from Real Estate Joint Ventures	—	5,744,743
Decrease in escrow deposits	(1,137,880)	—
Increase in other assets	888,415	—
Increase (decrease) in security deposits, accrued interest and accrued other
expenses and liabilities	(56,698)	73,046
Increase in accrued property taxes	1,515,691	—
Payments for investment in other real estate	(41,176,871)	—
Improvements to rental property	(2,729,032)	—
Advances to Real Estate Joint Ventures	—	(30,937,500)
Interest received from advances to Real Estate Joint Ventures	—	430,158
Minority interests in net income of controlled subsidiaries	2,091,693	—
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(41,549,768)	(37,988,937)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(13,948,297)	(17,509,128)
Net cash flows used in operating activities	$(27,682,566)	$(18,199,419)
Proceeds from note payable to minority shareholder	10,312,500	—
Net cash flows provided by financing activities	$27,357,000	$17,044,500
Net decrease in cash	$(325,566)	$(1,154,919)
Cash at beginning of period	$5,730,922	$1,665,980
Cash at end of period	$5,405,356	$511,061
Supplemental Disclosure and Non-cash Operating and Financing
Activities
Interest paid on mortgage notes	$12,454,902	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belport Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three and six months ended June 30, 2006 as discussed in Note 8 to the condensed consolidated financial statements.

MD&A for the Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006.

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

The Fund’s total return was 6.90% for the quarter ended June 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $125.37 to $134.02 during the period. The total return of the S&P 500 Index was 6.27% over the same period. Last year, the Fund had a total return of -0.90% for the quarter ended June 30, 2006. This return reflected a decrease in the Fund’s net asset value per share from $115.41 to $114.37 during the period. The S&P 500 Index had a total return of -1.44% over the same period.

Performance of the Portfolio. For the quarter ended June 30, 2007, the Portfolio’s total return was 5.99%, lagging the S&P 500 Index return of 6.27% over the same period. The second quarter saw equity markets rally, albeit with increasing volatility. Earnings growth proved better than most expectations and merger and buyout activity continued at a robust clip. Increased volatility was largely due to concerns over geopolitical unrest and economic uncertainty. Concerns regarding a significant slowing in the U.S. housing market as well as rising energy prices prompted fears of both an economic slowdown and rising inflation. However, labor markets remained relatively robust and consumption, while slowing, remained positive. Notwithstanding mixed macroeconomic data, the Federal Reserve left short-term interest rates steady at 5.25% . On average during the course of the quarter, mid-cap and small-cap stocks continued to outperform large-cap stocks and growth stocks remained ahead of their value counterparts.

Nine out of ten economic sectors in the S&P 500 Index posted positive returns. The energy, industrials and information technology sectors were top performers, while the utilities and financials sectors realized weaker quarterly results pressured by interest rate fears and continued sub-prime mortgage concerns. Market leading industries in the second quarter

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

included: internet and catalog retailers, construction, auto components and energy equipment. In contrast, the commercial services, real estate investment trusts and multi-utilities industries realized weaker returns.

The Portfolio underperformed its benchmark, the S&P 500 Index, during the quarter ended June 30, 2007 primarily due to its holdings within the industrials and energy sectors. Although the Portfolio retained its emphasis on strong performing sectors, stock selection within machinery, energy equipment and defense industries detracted from performance. Additionally, the Portfolio’s overweight of the lagging consumer staples sector coupled with relatively weaker stock selection within the biotechnology and health care service industries also hindered performance. In contrast, the Portfolio benefited from strong stock selection within the consumer discretionary, financials and telecommunications sectors. The Portfolio’s underweight of the lagging utilities sector and stronger investments within the electric utilities industry were also beneficial.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belport Realty Corporation (Belport Realty). As of June 30, 2007, real estate investments included investments in: two real estate joint ventures (Real Estate Joint Ventures), Bel Multifamily Property Trust (Bel Multifamily) and Monadnock Property Trust, LLC (Monadnock) that are majority owned by Belport Realty; and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Bel Multifamily and Monadnock own multifamily properties.

During the quarter ended June 30, 2006, Belport Realty acquired certain Partnership Preference Units for approximately $17.5 million and sold certain of its Partnership Preference Units for approximately $7.7 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)), recognizing a nominal gain on the sale transactions.

During the quarter ended June 30, 2007, the Fund’s net investment income from real estate investments was approximately $3.4 million compared to approximately $4.0 million for the quarter ended June 30, 2006, a decrease of $0.6 million or 15%. The decrease was due principally to lower net investment income from the properties held by Monadnock. During the quarter ended June 30, 2006, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the quarter, partially offset by increases in the net investment income of the Real Estate Joint Ventures.

During the quarter ended June 30, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $18.2 million compared to net unrealized appreciation of approximately $7.2 million during the quarter ended June 30, 2006. Net unrealized appreciation of approximately $18.2 million consisted of approximately $19.1 million of net unrealized appreciation in Real Estate Joint Venture investments, offset by $0.9 million of net unrealized depreciation in the value of the Partnership Preference Units.

The Fund’s investments in real properties continued to achieve modest returns, benefiting from earnings in the expected range and cap rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

Performance of Interest Rate Swap Agreements. For the quarter ended June 30, 2007, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $2.4 million, compared to approximately $2.1 million of net realized and unrealized gains for the quarter ended June 30, 2006. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2007 consisted of $1.7 million of net unrealized gains due to changes in swap agreement valuations and $0.7 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2006 consisted of $1.6 million of net unrealized gains due to changes in swap agreement valuations and $0.5 million of periodic net payments received pursuant to outstanding swap agreements. The net positive contribution to Fund performance from changes in swap agreement valuations for the quarters ended June 30, 2007 and June 30, 2006 was attributable to increases in swap rates during the periods.

MD&A for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

Performance of the Fund. The Fund’s total return was 6.75% for the six months ended June 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $127.06 to $134.02 and a distribution of $1.53 per share during the period. The S&P 500 Index had a total return of 6.96% over the same period. Last year the Fund had a total return of 3.77% for the six months ended June 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $111.62 to $114.37 and a distribution of $1.42 per share during the period. The S&P 500 Index had a total return of 2.70% over the same period.

Performance of the Portfolio. The Portfolio’s total return was 6.14% for the six months ended June 30, 2007, underperforming the S&P 500 Index return of 6.96% . The U.S. equity markets posted strong returns in the first half of 2007, fueled by positive earnings and continued strength in merger and buyout activity. Equity and bond markets remained choppy, however, as geopolitical and economic uncertainty, coupled with rising inflation and sub-prime mortgage fears pressured already-anxious investors. Markets across the globe registered sharp declines from late February through mid-March 2007, but recovered in April and rallied to new highs by the end of the six month period. On average small-cap stocks continued to lead large-cap stocks, and growth stocks outpaced their value counterparts during the course of the period.

Despite increased volatility, nine out of 10 economic sectors in the S&P 500 Index posted positive returns. Energy, materials and telecommunications were the top performing sectors, while the financials and consumer discretionary sectors realized weaker returns during the period ended June 30, 2007. The leading industries of the S&P 500 Index during the first half of 2007 included internet and catalog retailers, auto components, construction, energy equipment and services. Industries making negative contributions to the S&P 500 Index return included commercial services, diversified financials and real estate investment trusts.

During the period, the Portfolio’s total return lagged that of the S&P 500 Index. The Portfolio’s relative underperformance was primarily affected by it underweighting of the stronger-performing utilities and materials sectors and sub-par investment selections with the energy, industrials and information technology sectors. In contrast, the Portfolio benefited from its investments in the financials and consumer discretionary sectors, primarily within the multi-line retail, textiles, apparel and commercial banks industries as well as relatively better selection in the pharmaceuticals and semiconductor sectors.

Performance of Real Estate Investments. During the six months ended June 30, 2006, Belport Realty acquired certain Partnership Preference Units for approximately $17.5 million and sold certain of its Partnership Preference Units for approximately $34.1 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $1.0 million on the sale transactions.

During the six months ended June 30, 2007, the Fund’s net investment income from real estate investments was approximately $6.8 million compared to approximately $7.3 million for the six months ended June 30, 2006, a decrease of $0.5 million or 7%. The decrease was due principally to lower net investment income from the properties held by Monadnock, partially offset by higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the period. During the six months ended June 30, 2006, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the quarter, partially offset by increases in the net investment income of the Real Estate Joint Ventures.

The estimated fair value of the Fund’s real estate investments was approximately $301.8 million at June 30, 2007 compared to approximately $291.8 million at December 31, 2006, a net increase of $10.0 million or 3%. This net increase was due to net increases in the estimated fair value of Belport Realty’s investment in the Real Estate Joint Ventures, partially offset by decreases in the estimated fair value of Belport Realty’s investment in Partnership Preference Units. The Fund’s investments in real properties continued to achieve modest returns, benefiting from earnings in the expected range and cap rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

During the six months ended June 30, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $16.9 million compared to net unrealized appreciation of approximately $12.5 million during the six months ended June 30, 2006. Net unrealized appreciation of approximately $16.9 million consisted of approximately $17.6 million of net unrealized appreciation in Real Estate Joint Venture investments, offset by $0.7 million of net unrealized depreciation in the value of the Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the six months ended June 30, 2007, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $1.9 million, compared to approximately $4.8 million of net realized and unrealized gains for the six months ended June 30, 2006. Net realized and unrealized gains on swap agreements for the six months ended June 30, 2007 consisted of $0.5 million of net unrealized gains due to changes in swap agreement valuations and $1.4 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized gains on swap agreements for the six months ended June 30, 2006 consisted of $4.0 million of net unrealized gains due to changes in swap agreement valuations and $0.8 million of periodic net payments received pursuant to outstanding swap agreements. The net positive contribution to Fund performance from changes in swap agreement valuations for the six months ended June 30, 2007 and June 30, 2006 was attributable to increases in swap rates during the periods.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future.

As of June 30, 2007, the Fund had outstanding borrowings of $275.0 million and unused loan commitments of $55.9 million under the Credit Facility. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $7.4 million. As of December 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $6.9 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 6 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity
Cost, Principal (Notional) Amount
by Contractual Maturity and Callable Date
for the Twelve Months Ended June 30,*

							Estimated
							Fair Value
							as of
							June 30,
2008	2009	2010	2011	2012	Thereafter	Total	2007

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit Facility		$275,000,000				$275,000,000	$275,000,000

Average interest rate		5.56%				5.56%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable interest
rate swap agreements		$190,887,000				$190,887,000	$7,430,697

Average pay rate		4.08%				4.08%

Average receive rate		5.52%				5.52%

Rate sensitive investments:

Fixed-rate Partnership Preference
Units:

Colonial Realty Limited Partnership,
7.25% Series B Cumulative
Redeemable Perpetual Preferred
Units, Callable 8/24/09,
Current Yield: 7.64%		$9,637,020				$9,637,020	$9,492,000

MHC Operating Limited Partnership,
8.0625% Series D Cumulative
Redeemable Perpetual Prefrence
Units, Callable 3/24/10,
Current Yield: 8.30%		$10,000,000				$10,000,000	$9,716,000

PSA Institutional Partners, L.P.,
7.25% Series J Cumulative
Redeemable Perpetual Preferred
Units, Callable 5/9/11,
Current Yield: 7.38%			$10,000,000			$10,000,000	$9,828,000

Vornado Realty L.P.,
7.0% Series D-10 Cumulative
Redeemable Preferred Units,
Callable 11/17/08,
Current Yield: 7.31%(1)	$6,210,050					$ 6,210,050	$7,600,966

*	The amounts listed reflect the Fund’s positions as of June 30, 2007. The Fund’s current positions may differ.

(1)	Belport Realty’s interest in these Partnership Preference Units is held through Bel Holdings LLC.

24

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended June 30, 2007, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

April 30, 2007	169,290.334	$129.32

May 31, 2007	83,607.703	$133.18

June 30, 2007	53,927.971	$133.34

Total	306,826.008	$132.46

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on August 9, 2007.

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