Form 10-Q
period 2007-09-30
BELPORT CAPITAL FUND LLC
filed 2007-11-09
CIK 1138602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                 For the quarterly period ended September 30, 2007

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

Explanatory Note

The Quarterly Report on Form 10-Q of Belport Capital Fund LLC (the Fund) for the three and nine months ended September 30, 2007 contains unaudited condensed restated consolidated financial statements for the three and nine months ended September 30, 2006. The condensed consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

		Belport Capital Fund LLC
		Index to Form 10-Q
PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	4
		Condensed Consolidated Statements of Assets and Liabilities
		as of September 30, 2007 and December 31, 2006	4
		Condensed Consolidated Statements of Operations for the
		Three Months Ended September 30, 2007 and 2006 (Restated)
		and for the Nine Months Ended September 30, 2007 and 2006 (Restated)	5
		Condensed Consolidated Statements of Changes in Net Assets
		for the Nine Months Ended September 30, 2007 and the
		Year Ended December 31, 2006	7
		Condensed Consolidated Statements of Cash Flows for the
		Nine Months Ended September 30, 2007 and 2006 (Restated)	8
		Financial Highlights for the Nine Months Ended September 30, 2007
		and the Year Ended December 31, 2006	10
		Notes to Condensed Consolidated Financial Statements as of September 30, 2007	11
Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	19
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item	4.	Controls and Procedures.	24
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	25
Item	1A.	Risk Factors.	25
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item	3.	Defaults Upon Senior Securities.	25

                                                                    2

Item	4.	Submission of Matters to a Vote of Security Holders.	25
Item	5.	Other Information.	25
Item	6.	Exhibits.	25
SIGNATURES			27
EXHIBIT INDEX			28

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 1,800,514,277	$ 1,776,440,628
Investment in Partnership Preference Units	44,908,665	37,563,048
Investment in Real Estate Joint Ventures	267,387,827	254,232,752
Affiliated investment	2,608,142	5,655,446

Total investments	$ 2,115,418,911	$ 2,073,891,874
Cash	2,016,529	563,618
Distributions and interest receivable	266,064	215
Interest receivable from affiliated investment	15,326	17,632
Swap interest receivable	39,727	38,905
Open interest rate swap agreements, at value	3,703,454	6,917,955

Total assets	$ 2,121,460,011	$ 2,081,430,199

Liabilities:
Loan payable – Credit Facility	$ 287,000,000	$ 264,000,000
Payable for Fund Shares redeemed	-	100,000
Payable to affiliate for investment advisory and administrative fees	400,063	387,645
Payable to affiliate for distribution and servicing fees	623,648	608,601
Other accrued expenses:
Interest expense	291,634	242,999
Other expenses and liabilities	288,635	335,980
Minority interest in subsidiary	211,500	210,000

Total liabilities	$ 288,815,480	$ 265,885,225

Net assets	$ 1,832,644,531	$ 1,815,544,974

Shareholders’ Capital	$ 1,832,644,531	$ 1,815,544,974

Shares outstanding (unlimited number of shares authorized)	13,496,008	14,288,807

Net asset value and redemption price per share	$ 135.79	$ 127.06

                       See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

		September 30, 2006		September 30, 2006
	September 30, 2007	(Restated)(1)	September 30, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $59,732, $49,712,
$517,384 and $388,440, respectively)	$ 8,416,172	$ 7,787,706	$ 26,081,571	$ 22,948,090
Interest allocated from Belvedere Company	177,941	47,219	382,541	216,943
Security lending income allocated from
Belvedere Company, net	28,815	8,026	105,891	31,514
Expenses allocated from Belvedere Company	(2,648,624)	(2,519,887)	(7,951,044)	(7,526,703)

Net investment income allocated from Belvedere Company	$ 5,974,304	$ 5,323,064	$ 18,618,959	$ 15,669,844
Net investment income from Real Estate Joint Ventures	2,987,547	3,291,278	8,682,084	9,723,260
Distributions from Partnership Preference Units	648,340	564,063	1,776,465	1,436,424
Interest	1,158	137,030	3,061	338,357
Interest allocated from affiliated investment	64,517	-	227,536	-
Expenses allocated from affiliated investment	(5,996)	-	(21,404)	-

Total investment income	$ 9,669,870	$ 9,315,435	$ 29,286,701	$ 27,167,885

Expenses:
Investment advisory and administrative fees	$ 1,637,192	$ 1,660,131	$ 4,899,496	$ 4,763,727
Distribution and servicing fees	919,497	850,515	2,737,764	2,555,614
Interest expense on Credit Facility	4,034,130	4,130,692	11,719,518	10,221,170
Miscellaneous	171,673	149,833	517,039	427,862

Total expenses	$ 6,762,492	$ 6,791,171	$ 19,873,817	$ 17,968,373
Deduct –		`
Reduction of investment advisory and administrative fees	451,337	418,959	1,354,882	1,268,928

Net expenses	$ 6,311,155	$ 6,372,212	$ 18,518,935	$ 16,699,445

Net investment income	$ 3,358,715	$ 2,943,223	$ 10,767,766	$ 10,468,440

                          See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

		September 30, 2006		September 30, 2006
	September 30, 2007	(Restated)(1)	September 30, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions and foreign currency
transactions allocated from Belvedere
Company (identified cost basis)	$ 17,445,234	$ 7,366,476	$ 58,098,179	$ 43,562,798
Investment transactions in Partnership
Preference Units (identified cost basis)	22,052	20,615	73,507	974,055
Investment transactions in Real Estate Joint Ventures	-	(7,228,779)	(47,710)	(7,228,779)
Interest rate swap agreements(2)	722,680	705,625	2,106,069	1,544,800

Net realized gain	$ 18,189,966	$ 863,937	$ 60,230,045	$ 38,852,874

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated from
Belvedere Company (identified cost basis)	$ 6,457,571	$ 61,068,293	$ 57,948,335	$ 62,073,009
Investments in Partnership Preference
Units (identified cost basis)	(1,614,207)	1,413,135	(2,322,325)	(984,170)
Investment transactions in Real Estate Joint Ventures	972,084	15,638,225	18,573,789	30,566,517
Interest rate swap agreements	(3,727,243)	(4,029,326)	(3,214,501)	(55,901)

Net change in unrealized appreciation (depreciation)	$ 2,088,205	$ 74,090,327	$ 70,985,298	$ 91,599,455

Net realized and unrealized gain	$ 20,278,171	$ 74,954,264	$ 131,215,343	$ 130,452,329

Net increase in net assets from operations	$ 23,636,886	$ 77,897,487	$ 141,983,109	$ 140,920,769

(1)	See Note 8.

(2)	Amounts represent net interest earned in connection with interest rate swap agreements (Note 6).

                     See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 10,767,766	$ 13,346,110
Net realized gain from investment transactions,
foreign currency transactions and interest rates swap agreements	60,230,045	52,105,860
Net change in unrealized appreciation (depreciation) of
investments, foreign currency and interest rate swap agreements	70,985,298	180,220,450

Net increase in net assets from operations	$ 141,983,109	$ 245,672,420

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$ 10,541,926	$ 10,763,342
Net asset value of Fund Shares redeemed	(113,579,861)	(106,468,647)

Net decrease in net assets from Fund Share transactions	$ (103,037,935)	$ (95,705,305)

Distributions –
Distributions to Shareholders	$ (21,845,617)	$ (21,442,862)

Total distributions	$ (21,845,617)	$ (21,442,862)

Net increase in net assets	$ 17,099,557	$ 128,524,253

Net assets:
At beginning of period	$ 1,815,544,974	$ 1,687,020,721

At end of period	$ 1,832,644,531	$ 1,815,544,974

                   See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

		September 30, 2006
	September 30, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase in net assets from operations	$ 141,983,109	$ 140,920,769
Adjustments to reconcile net increase in net assets from operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(18,618,959)	(15,669,844)
Net investment income from Real Estate Joint Ventures	(8,682,084)	(9,723,260)
Distributions of earnings from Real Estate Joint Ventures	6,579,853	6,488,110
Advances to Real Estate Joint Venture	(361,770)	(109,738,147)
Repayments of advances from Real Estate Joint Venture	6,838,500	69,715,047
Interest received from advances to Real Estate Joint Venture	996,505	1,782,320
Decrease in short-term investments	-	633,208
Decrease in affiliated investment	3,047,304	-
(Increase) decrease in distributions and interest receivable	(265,849)	156,501
Decrease in interest receivable from affiliated investment	2,306	-
Increase in interest receivable for open swap agreements	(822)	(30,264)
Increase in payable to affiliate for investment advisory and administrative fees	12,418	70,057
Increase in payable to affiliate for distribution and servicing fees	15,047	4,326
Increase in accrued interest and other accrued expenses and liabilities	1,290	182,680
Purchases of Partnership Preference Units	(10,006,216)	(17,507,200)
Proceeds from sales of Partnership Preference Units	411,781	34,238,551
Net interest earned on interest rate swap agreements	2,106,069	1,544,800
Net realized gain from investment transactions, foreign currency transactions and
interest rate swap agreements	(60,230,045)	(38,852,874)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(70,985,298)	(91,599,455)

Net cash flows used in operating activities	$ (7,156,861)	$ (27,384,675)

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 23,000,000	$ 137,500,000
Repayments of Credit Facility	-	(96,400,000)
Issuance of real estate controlled subsidiary preferred shares	1,500	-
Distributions paid to Shareholders	(11,303,691)	(10,679,520)
Payments for Fund Shares redeemed	(3,088,037)	(3,390,215)

Net cash flows provided by financing activities	$ 8,609,772	$ 27,030,265

Net increase (decrease) in cash	$ 1,452,911	$ (354,410)

Cash at beginning of period	$ 563,618	$ 1,665,980

Cash at end of period	$ 2,016,529	$ 1,311,570

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Nine Months Ended

September 30, 2006
	September 30, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 11,614,056	$ 10,047,784
Interest received on swap agreements, net	$ (2,105,247)	$ (1,514,536)
Reinvestment of distributions paid to Shareholders	$ 10,541,926	$ 10,763,342
Market value of securities distributed in payment of redemptions	$ 110,591,824	$ 96,674,261
Recharacterization of Real Estate Joint Venture advance to equity	$ 17,723,937	$ -

(1) See Note 8.

                  See notes to unaudited condensed consolidated financial statements

                                                                      9

BELPORT CAPITAL FUND LLC Condensed Consolidated Financial Statements (Unaudited) (Continued)

Financial Highlights

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006

Net asset value – Beginning of period	$ 127.060	$ 111.620

Income (loss) from operations

Net investment income(1)	$ 0.777	$ 0.910
Net realized and unrealized gain	9.483	15.950

Total income from operations	$ 10.260	$ 16.860

Distributions

Distributions to Shareholders	$ (1.530)	$ (1.420)

Total distributions	$ (1.530)	$ (1.420)

Net asset value – End of period	$ 135.790	$ 127.060

Total Return(2)	8.16% (3)	15.29%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.09% (8)	1.11%
Interest and other borrowing costs(4)(6)	0.87% (8)	0.81%

Total expenses	1.96% (8)	1.92%
Net investment income(6)	0.80% (8)	0.78%

Ratios as a percentage of average gross assets (7)

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.84% (8)	0.83%
Interest and other borrowing costs(4)(6)	0.66% (8)	0.61%

Total expenses	1.50% (8)	1.44%

Net investment income(6)	0.61% (8)	0.59%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 1,832,645	$ 1,815,545
Portfolio turnover of Tax-Managed Growth Portfolio(9)	2%	1%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Includes the expenses of Belport Capital Fund LLC (Belport Capital) and Belport Realty Corporation.

(5)	Includes Belport Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio.

(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.

(7)	Average gross assets means the average daily amount of the value of all assets of Belport Capital (including Belport Capital's interest in Belvedere Company and Belport Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any), without reduction by any liabilities.

(8)	Annualized.

(9)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 5% and 7% for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of September 30, 2007 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2 Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Fund’s financial statements, if any.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective during the first required financial reporting period for fiscal years beginning after December 15, 2006.

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

The Fund’s policy is to recognize interest expense and penalties related to uncertain tax positions as tax expense when incurred, which is included in miscellaneous expenses on the consolidated financial statements, if any.

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The controlled subsidiary of the Fund, Belport Realty Corporation (Belport Realty), has qualified and intends to qualify as a real estate investment trust (REIT) and generally intends to distribute at least 100% of its taxable income to the Fund. As a result of its REIT status, Belport Realty is able to claim a dividends paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual federal taxable income, which results in Belport Realty’s taxable income being passed through to the Fund.

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2007 and 2006:

Nine Months Ended

Investment Transactions	September 30, 2007	September 30, 2006

Decreases in investment in Belvedere Capital Fund Company LLC	$ 110,591,824	$ 96,674,261
Increases in Partnership Preference Units	$ 10,006,216	$ 17,507,200
Decreases in Partnership Preference Units(1)	$ 411,781	$ 34,238,551

(1)	Decreases in Partnership Preference Units for the nine months ended September 30, 2006 represents Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management) for which a net realized gain of $974,055 was recognized.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Nine Months Ended

	September 30, 2007	September 30, 2006

Belvedere Company’s interest in the Portfolio(1)	$ 15,642,617,856	$ 14,103,865,951
The Fund’s investment in Belvedere Company(2)	$ 1,800,514,277	$ 1,694,843,202
Income allocated to Belvedere Company from the Portfolio	$ 227,701,307	$ 189,867,769
Income allocated to the Fund from Belvedere Company	$ 26,570,003	$ 23,196,547
Expenses allocated to Belvedere Company from the Portfolio	$ 50,587,426	$ 45,886,397
Expenses allocated to the Fund from Belvedere Company(3)	$ 7,951,044	$ 7,526,703
Net realized gain from investment transactions and foreign
currency transactions allocated to Belvedere Company from
the Portfolio	$ 500,687,896	$ 360,778,257
Net realized gain from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$ 58,098,179	$ 43,562,798
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ 500,718,044	$ 505,841,186
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund from
Belvedere Company	$ 57,948,335	$ 62,073,009

                                                                         12

(1)	As of September 30, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 74.3% and 72.6% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2007 and 2006, the Fund’s investment in Belvedere Company represents 11.5% and 12.0% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company represent:

Nine Months Ended

	September 30, 2007	September 30, 2006

Expenses allocated from the Portfolio	$ 5,906,134	$ 5,608,895
Servicing fees	$ 1,994,558	$ 1,877,010
Operating expenses	$ 50,352	$ 40,798

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2007, December 31, 2006 and September 30, 2006 and its operations for the nine months ended September 30, 2007, for the year ended December 31, 2006 and for the nine months ended September 30, 2006 follows:

	September 30, 2007	December 31, 2006	September 30, 2006

Investments, at value	$ 21,089,856,678	$ 20,355,992,040	$ 19,439,239,888
Other assets	64,757,475	39,293,430	78,906,482

Total assets	$ 21,154,614,153	$ 20,395,285,470	$ 19,518,146,370

Collateral for securities loaned	$ 105,441,176	$ -	$ 73,528,000
Management fee payable	7,336,097	7,278,009	6,899,225
Other liabilities	1,274,011	715,214	766,434

Total liabilities	$ 114,051,284	$ 7,993,223	$ 81,193,659

Net assets	$ 21,040,562,869	$ 20,387,292,247	$ 19,436,952,711

Dividends and interest	$ 308,715,231	$ 355,816,931	$ 265,160,702

Investment adviser fee	$ 65,949,169	$ 83,323,602	$ 61,773,044
Other expenses	2,258,631	2,966,211	2,291,366
Total expense reductions	(90)	(99)	(99)

Net expenses	$ 68,207,710	$ 86,289,714	$ 64,064,311

Net investment income	$ 240,507,521	$ 269,527,217	$ 201,096,391
Net realized gain from investment
transactions and foreign currency
transactions	757,855,638	644,738,498	511,100,262
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	594,377,082	1,577,971,043	697,368,140

Net increase in net assets from
operations	$ 1,592,740,241	$ 2,492,236,758	$ 1,409,564,793

5 Investments in Real Estate Joint Ventures

At September 30, 2007 and December 31, 2006, Belport Realty held investments in two real estate joint ventures (Real Estate Joint Ventures), Monadnock Property Trust, LLC (Monadnock) and Bel Multifamily Property Trust (Bel Multifamily). Belport Realty held a majority economic interest of 70.6% and 69.8% in Monadnock and 71.5% and 78.6% in Bel Multifamily as of September 30, 2007 and December 31, 2006, respectively. Monadnock and Bel Multifamily own multifamily properties. Condensed summary financial data of the Real Estate Joint Ventures is presented below.

During the nine months ended September 30, 2007 and the year ended December 31, 2006, Belport Capital loaned amounts to Monadnock. The notes bear interest on the outstanding principal at the rate of 8.75% per annum. The entire outstanding principal balance, plus all accrued unpaid interest thereon is due and payable at maturity, generally one year from the date of inception of each note. During the nine months ended September 30, 2007, a portion of the outstanding loan balances due to Belport Capital in the amount of $17,723,937 were converted to Class A units of equity interest in Monadnock. At September 30, 2007, $2,914,735 of principal and accrued interest is outstanding and payable to Belport Capital. During the nine months ended September 30, 2007, the Class B shareholder loaned its proportionate share to Monadnock and a portion of the outstanding loan balances were converted to Class B equity.

	September 30, 2007	December 31, 2006

Assets:
Investment in real estate	$ 726,115,865	$ 689,840,291
Other assets	23,356,604	14,954,877

Total assets	$ 749,472,469	$ 704,795,168

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 362,050,000	$ 345,800,000
Other liabilities	13,916,396	46,231,404

Total liabilities	$ 375,966,396	$ 392,031,404

Shareholders’ equity	$ 373,506,073	$ 312,763,764

Total liabilities and shareholders’ equity	$ 749,472,469	$ 704,795,168

(1)	The estimated fair value of the mortgage notes payable is approximately $376,500,000 and $360,200,000 as of September 30, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues	$ 18,832,897	$ 19,476,006	$ 55,954,152	$ 56,623,165
Expenses	14,654,019	16,761,567	44,917,955	46,037,705

Net investment income before
realized and unrealized gain
(loss)	$ 4,178,878	$ 2,714,439	$ 11,036,197	$ 10,585,460
Realized loss	-	(10,253,435)	(67,690)	(10,253,435)
Change in net unrealized
appreciation (depreciation)	6,751,071	20,931,123	31,274,872	47,403,473

Net increase in net assets
from operations	$ 10,929,949	$ 13,392,127	$ 42,243,379	$ 47,735,498

6 Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belport Capital’s net asset value. Under such agreements, Belport Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2007 and December 31, 2006 are listed below.

	Notional			Initial
	Amount			Optional	Final
Effective	(000’s	Fixed	Floating	Termination	Termination	Unrealized Appreciation at
Date	omitted)	Rate	Rate	Date	Date	September 30, 2007 December 31, 2006

10/03	$ 34,905	4.565%	LIBOR + 0.20%	3/05	6/10	$ 475,758	$ 871,327
10/03	46,160	4.045%	LIBOR + 0.20%	2/10	6/10	902,567	1,707,037
10/03	109,822	3.945%	LIBOR + 0.20%	-	6/10	2,325,129	4,339,591

						$ 3,703,454	$ 6,917,955

7 Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belport Capital invests in real estate assets through its subsidiary, Belport Realty. Belport Realty invests directly and indirectly in Partnership Preference Units and Real Estate Joint Ventures (Note 5). The Fund’s investment income from real estate assets primarily consists of net investment income from Real Estate Joint Ventures and distribution income from Partnership Preference Units.

Belport Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been approximated and allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily represent estimated net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are presented as part of the real estate segment for presentation purposes herein. The accounting policies of the reportable segments are the same as those for Belport Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Investment income
The Portfolio*	$ 5,974,304	$ 5,323,064	$ 18,618,959	$ 15,669,844
Real Estate	3,635,887	3,855,341	10,458,549	11,159,684
Unallocated	59,679	137,030	209,193	338,357

Total investment income	$ 9,669,870	$ 9,315,435	$ 29,286,701	$ 27,167,885

Net increase (decrease) in
net assets from operations
The Portfolio*	$ 29,311,554	$ 73,122,087	$ 132,940,827	$ 119,630,896
Real Estate	(3,833,179)	5,975,062	14,400,935	25,188,930
Unallocated(1)	(1,841,489)	(1,199,662)	(5,358,653)	(3,899,057)

Net increase (decrease) in
net assets from operations	$ 23,636,886	$ 77,897,487	$ 141,983,109	$ 140,920,769

	September 30, 2007	December 31, 2006

Net assets
The Portfolio*	$1,783,790,665	$ 1,759,613,937
Real Estate	107,712,693	95,582,312
Unallocated(2)	(58,858,827)	(39,651,275)

Net Assets	$1,832,644,531	$ 1,815,544,974

* Belport Capital invests indirectly in the Portfolio through Belvedere Company.

(1) Unallocated amounts pertain to the overall operation of Belport Capital and do not pertain to either segment. Included in this amount are distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Distribution and servicing fees	$ 919,497	$ 850,515	$ 2,737,764	$ 2,555,614
Credit Facility interest expense	$ 887,508	$ 395,583	$ 2,578,294	$ 1,430,964

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2007 and December 31, 2006, such borrowings totaled approximately $62,613,000 and $44,989,000, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash Management Portfolio. As of September 30, 2007 and December 31, 2006, such amounts totaled $4,639,997 and $6,236,696, respectively.

8 Restatement

In prior years’ condensed consolidated financial statements, Belport Capital had consolidated Real Estate Joint Ventures in which Belport Realty held a majority economic interest. After the issuance of the September 30, 2006 condensed consolidated financial statements, but prior to the issuance of its December 31, 2006 financial statements, Belport Capital determined that such investments should not have been consolidated because Belport Realty did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partners and therefore the Real Estate Joint Venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and condensed consolidated statement of cash flows for the nine months ended September 30, 2006 to conform to the accounting treatment used at December 31, 2006.

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

Additionally, certain amounts in the September 30, 2006 condensed consolidated financial statements were also restated due to the correction of the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and condensed consolidated statement of cash flows for the nine months ended September 30, 2006.

The restatement of September 30, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported condensed consolidated financial statements for the three and nine months ended September 30, 2006 are as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006

Condensed Consolidated Statement of	Previously		Previously
Operations (Unaudited)	Reported	Restated	Reported	Restated

Rental income	$ 19,202,138	$ —	$ 56,198,129	$ —
Net investment income from Real
Estate Joint Ventures	—	3,291,278	—	9,723,260
Interest	410,898	137,030	763,393	338,357
Total investment income	$ 25,500,163	$ 9,315,435	$ 74,067,790	$ 27,167,885
Property management and
administrative fees	$ 759,968	$ —	$ 2,225,003	$ —
Interest expense on mortgage notes	6,696,703	—	19,347,757	—
Property and maintenance expenses	5,652,490	—	15,555,219	—
Property taxes and insurance	2,437,540	—	6,889,941	—
Miscellaneous	114,990	149,833	545,284	427,862
Total expenses	$ 22,303,029	$ 6,791,171	$ 62,103,715	$ 17,968,373
Net expenses	$ 21,884,070	$ 6,372,212	$ 60,834,787	$ 16,699,445
Net investment income before
minority interests in net income of
controlled subsidiaries	$ 3,616,093	$ —	$ 13,233,003	$ —
Minority interests in net income of
controlled subsidiaries	(672,870)	—	(2,764,563)	—
Net realized gain (loss)
Investment transactions and foreign
currency transactions allocated
from Belvedere Company
(identified cost basis)	$ 4,430,863	$ 7,366,476	$ 44,188,016	$ 43,562,798
Net realized gain (loss)	$ (2,071,676)	$ 863,937	$ 39,478,092	$ 38,852,874
Change in unrealized appreciation
(depreciation)
Investments and foreign currency
allocated from Belvedere Company
(identified cost basis)	$ 64,003,906	$ 61,068,293	$ 61,447,791	$ 62,073,009
Net change in unrealized
appreciation (depreciation)	$ 77,025,940	$ 74,090,327	$ 90,974,237	$ 91,599,455

                                                                    17

	Nine Months Ended
	September 30, 2006

	Previously
Condensed Consolidated Statement of Cash Flows (Unaudited)	Reported	Restated

Net investment income from Real Estate Joint Ventures	$ —	$ (9,723,260)
Distributions of earnings from Real Estate Joint Ventures	—	6,488,110
Increase in escrow deposits	(39,599,575)	—
Increase in other assets	(614,651)	—
Increase (decrease) in security deposits, accrued interest and accrued other
expenses and liabilities	(23,858)	182,680
Increase in accrued property taxes	2,847,446	—
Improvements to rental property	(4,272,412)	—
Advances to Real Estate Joint Venture	—	(109,738,147)
Repayments of advances from Real Estate Joint Venture	—	69,715,047
Interest received from advances to Real Estate Joint Venture	—	1,782,320
Payments for investments in other real estate	(90,295,798)	—
Proceeds from sales of investment in other real estate	74,483,288	—
Minority interests in net income of controlled subsidiaries	2,764,563	—
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(39,478,092)	(38,852,874)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(90,974,237)	(91,599,455)
Net cash flows used in operating activities	$ (40,802,422)	$ (27,384,675)
Proceeds from notes payable to minority shareholder	$ 36,579,382	$ —
Repayments of notes payable to minority shareholder	(23,238,349)	—
Net cash flows provided by financing activities	$ 40,371,298	$ 27,030,265
Net decrease in cash	$ (431,124)	$ (354,410)
Cash at beginning of period	$ 5,730,922	$ 1,665,980
Cash at end of period	$ 5,299,798	$ 1,311,570
Supplemental Disclosure and Non-cash Operating and Financing
Activities
Interest paid on mortgage notes	$ 19,083,499	$ —

                                                                         18

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

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three and nine months ended September 30, 2006 as discussed in Note 8 to the condensed consolidated financial statements.

MD&A for the Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006.

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

The Fund’s total return was 1.32% for the quarter ended September 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $134.02 to $135.79 during the period. The total return of the S&P 500 Index was 2.03% over the same period. Last year, the Fund had a total return of 4.70% for the quarter ended September 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $114.37 to $119.75 during the period. The S&P 500 Index had a total return of 5.66% over the same period.

Performance of the Portfolio. For the quarter ended September 30, 2007, the Portfolio had a total return of 1.72%, lagging the S&P 500 Index total return of 2.03% over the same period. Equity market volatility increased to its highest level in nearly four years as a sub-prime mortgage contraction led to a freezing of the credit markets. The domestic housing crisis coupled with rising food and commodity inflation caused additional uneasiness as investors feared both a slowing economy and rising inflation. The Federal Reserve lowered the discount rate in mid-August then lowered the federal funds rate 50 basis points in September. These actions provided a boost to the equity markets, and the broad market, represented by the S&P 500 Index, rebounded to finish the quarter with a modest gain. On average during the course of the quarter ended September 30, 2007, large capitalization stocks generally outperformed small- and mid-capitalization stocks and growth style investments remained ahead of their value counterparts.

During the third quarter of 2007, energy, information technology and industrial were the best performing sectors of the S&P 500 Index, while financial and consumer discretionary stocks underperformed the S&P 500 Index. The market leading industries of the third quarter included energy equipment and services, construction and engineering, communications

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

equipment and household products. In contrast, the construction materials, building products, thrift and mortgage finance, real estate management and development, automobiles and household durables industries realized weaker returns.

The Portfolio remained overweight in the industrials and consumer staples sectors while continuing to underweight the technology, materials, utilities and telecommunications sectors during the period. The Portfolio’s relatively weaker performance versus the S&P 500 Index during the quarter was primarily the result of sub-par investment selections within the materials and information technology sectors. Coupled with underweight allocations, weaker stock picks within chemicals as well as the computers and peripherals industries detracted from results. Furthermore, the Portfolio’s underweight of the market-leading energy sector and slight overweight allocation to commercial banks also hindered performance. In contrast, the Portfolio gained from strong selections within the consumer staples and industrials sectors. The Portfolio’s emphasis of better performing machinery, household products and beverage stocks contributed to performance during the period.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belport Realty Corporation (Belport Realty). As of September 30, 2007, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Bel Multifamily Property Trust (Bel Multifamily) and Monadnock Property Trust, LLC (Monadnock) that are majority owned by Belport Realty; and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Bel Multifamily and Monadnock own multifamily properties.

During the quarter ended September 30, 2007, Belport Realty acquired certain Partnership Preference Units for approximately $10.0 million.

During the quarter ended September 30, 2007, the Fund’s net investment income from real estate investments was approximately $3.6 million compared to approximately $3.9 million for the quarter ended September 30, 2006, a decrease of $0.3 million or 8%. The decrease was principally due to lower net investment income from the properties held by Monadnock. During the quarter ended September 30, 2006, the Fund’s net investment income from real estate investments increased due to increases in the net investment income of the Real Estate Joint Ventures, partially offset by lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the quarter.

During the quarter ended September 30, 2007, the Fund saw net unrealized depreciation of the estimated fair value of its real estate investments of approximately $0.6 million compared to net unrealized appreciation of approximately $17.1 million during the quarter ended September 30, 2006. Net unrealized depreciation of approximately $0.6 million consisted of approximately $1.6 million of net unrealized depreciation in the value of the Partnership Preference Units, partially offset by $1.0 million of net unrealized appreciation in Real Estate Joint Venture investments.

The Fund’s investments in real properties achieved modest returns during the quarter, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units decreased during the quarter due to widening credit spreads, partially offset by a decline in interest rates during the quarter ended September 30, 2007.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $3.0 million, compared to approximately $3.3 million of net realized and unrealized losses for the quarter ended September 30, 2006. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2007 consisted of $3.7 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $0.7 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2006 consisted of $4.0 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $0.7 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the quarters ended September 30, 2007 and September 30, 2006 were attributable to decreases in swap rates during the period.

MD&A for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

Performance of the Fund. The Fund’s total return was 8.16% for the nine months ended September 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $127.06 to $135.79 and a distribution of $1.53 per share during the period. The S&P 500 Index had a total return of 9.12% over the same period. Last year, the Fund had a total return of 8.65% for the nine months ended September 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $111.62 to $119.75 and a distribution of $1.42 per share during the period. The S&P 500 Index had a total return of 8.52% over the same period.

Performance of the Portfolio. The Portfolio’s total return was 7.96% for the nine months ended September 30, 2007, underperforming the S&P 500 Index return of 9.12% . The U.S. equity markets posted strong returns during the first nine months of 2007, despite an increase in volatility to its highest level in nearly four years. Earnings growth during the period proved better than expected and merger and buyout activity continued at a robust clip, fueling the equity markets. Late in the summer, however, a sub-prime mortgage contraction led to a freezing of the credit markets, weighing on equities. The domestic housing crisis, coupled with rising food and commodity inflation, caused additional concern as investors feared both a slowing economy and rising inflation. The Federal Reserve addressed these issues by lowering the discount rate in mid-August then lowering the federal funds rate by 50 basis points in September. These actions provided a boost to equities, and the broad market, represented by the S&P 500 Index, rebounded to finish the third quarter with a gain. On average during the course of the period, large capitalization stocks generally outperformed small- and mid-capitalization stocks and growth style investments remained ahead of their value counterparts.

Despite increased volatility, eight out of ten economic sectors in the S&P 500 Index posted positive returns. Energy, materials and telecommunications were the top-performing sectors, while the financials and consumer discretionary sectors realized weaker returns. Index-leading industries of the first nine months of 2007 included internet and catalog retailers, construction and engineering, energy equipment and services, auto components, and machinery. Industries making negative contributions to the S&P 500 Index returns included commercial services, household durables, real estate management and development, thrifts and mortgage finance, and specialty retailers.

The Portfolio remained overweight in the industrials, financials, consumer staples and discretionary sectors, while continuing to underweight the technology, materials, telecommunications and utilities sectors. Stock selection and allocation decisions within the energy, information technology, and materials sectors were the primary contributors to the Portfolio's underperformance versus the S&P 500 Index during the period. Relatively weaker investment choices within the computers and peripherals sectors accounted for most of the performance shortfall. Although the Portfolio remained overweight in the market-leading energy sector, its relative underweight allocation in the energy equipment and services industry hurt returns. Within the materials sector, an underweight position in the metals and mining industry and sub-par stock selection in chemicals also detracted from performance. Additionally, selections within the biotechnology industry were disappointing.

In contrast, the Portfolio gained from relatively stronger investment selections within consumer staples and financials sectors. An emphasis in the strong-performing machinery industry within industrials also contributed positively to performance. The Portfolio also benefited from relatively better selections in the pharmaceuticals and communications equipment sectors.

Performance of Real Estate Investments. During the nine months ended September 30, 2007, Belport Realty acquired certain Partnership Preference Units for approximately $10.0 million. During the nine months ended September 30, 2006, Belport Realty acquired certain Partnership Preference Units for approximately $17.5 million and sold certain of its Partnership Preference Units for approximately $34.2 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)), recognizing a net gain of approximately $1.0 million on the sale transactions.

During the nine months ended September 30, 2007, the Fund’s net investment income from real estate investments was approximately $10.5 million compared to approximately $11.2 million for the nine months ended September 30, 2006, a decrease of $0.7 million or 6%. The decrease was principally due to lower net investment income from Monadnock, partially offset by higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the period. During the nine months ended September 30, 2006, the Fund’s net investment income from real estate investments increased due to increases in the net investment income of the Real Estate Joint Ventures, partially offset by lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the quarter.

The estimated fair value of the Fund’s real estate investments was approximately $312.3 million at September 30, 2007 compared to approximately $291.8 million at December 31, 2006, a net increase of $20.5 million or 7%. This net increase was due to net increases in the estimated fair value of Belport Realty’s investment in the Real Estate Joint Ventures and more Partnership Preference Units held at the end of the period, partially offset by a decline in the estimated fair value of Partnership Preference Units. The Fund’s investment in real properties achieved modest returns, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units decreased from December 31, 2006 due to a widening of credit spreads, while interest rates remained flat compared to December 31, 2006.

During the nine months ended September 30, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $16.3 million compared to net unrealized appreciation of approximately $29.6 million during the nine months ended September 30, 2006. Net unrealized appreciation of approximately $16.3 million consisted of approximately $18.6 million of net unrealized appreciation in Real Estate Joint Venture investments, partially offset by $2.3 million of net unrealized depreciation in the value of the Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $1.1 million, compared to approximately $1.5 million of net realized and unrealized gains for the nine months ended September 30, 2006. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2007 consisted of $3.2 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $2.1 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2006 primarily consisted of $1.5 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the nine months ended September 30, 2007 was attributable to a decrease in the remaining term of the swap agreements. For the nine months ended September 30, 2006, changes in swap rates were modest, resulting in minimal impact to the Fund’s performance from changes in swap agreement valuations.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future.

As of September 30, 2007, the Fund had outstanding borrowings of $287.0 million and unused loan commitments of $43.9 million under the Credit Facility. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $3.7 million. As of December 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $6.9 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 6 to the Fund’s unaudited condensed consolidated financial statementsin Item 1 above.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended September 30,*

								Estimated
								Fair Value
								as of
								September 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit Facility			$287,000,000				$287,000,000	$287,000,000

Average interest rate			5.37%				5.37%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable interest
rate swap agreements			$190,887,000				$190,887,000	$3,703,454

Average pay rate			4.08%				4.08%

Average receive rate			5.32%				5.32%

Rate sensitive investments:

Fixed-rate Partnership Preference
Units:

Colonial Realty Limited Partnership,
7.25% Series B Cumulative
Redeemable Perpetual Preferred
Units, Callable 8/24/09,
Current Yield: 7.97%		$9,637,020					$9,637,020	$9,102,000

Liberty Property Limited
Partnership, 7.40% Series H
Cumulative Redeemable Preferred
Units, Callable 8/21/12,
Current Yield: 7.77%					$10,000,000		$10,000,000	$9,524,000

MHC Operating Limited Partnership,
8.0625% Series D Cumulative
Redeemable Perpetual Prefrence
Units, Callable 3/24/10,
Current Yield: 8.48%			$10,000,000				$10,000,000	$9,536,000

								Estimated
								Fair Value
								as of
								September 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

PSA Institutional Partners, L.P.,
7.25% Series J Cumulative
Redeemable Perpetual Preferred
Units, Callable 5/9/11,
Current Yield: 7.60%				$10,000,000			$10,000,000	$ 9,536,000

Vornado Realty L.P.,
7% Series D-10 Cumulative
Redeemable Preferred Units,
Callable 11/17/08,
Current Yield: 7.67%(1)		$6,095,956					$ 6,095,956	$ 7,242,665

* The amounts listed reflect the Fund’s positions as of September 30, 2007. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2007that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2006in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended September 30, 2007, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

July 31, 2007	52,631.104	$134.07

August 31, 2007	50,831.348	$128.91

September 30, 2007	75,779.920	$132.24

Total	179,242.372	$132.35

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarterended September 30, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 9, 2007.

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