Form 10-K
period 2008-12-31
BELPORT CAPITAL FUND LLC
filed 2009-02-27
CIK 1138602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934 (THE ACT)
For the Fiscal Year Ended December 31, 2008
Commission file number 000-49775
Belport Capital Fund LLC (the Fund)
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3551830

(State of Organization)	(I.R.S. Employer Identification No.)
The Eaton Vance Building
255 State Street
Boston, Massachusetts 02109
(Address and Zip Code of Principal Executive Offices)
617-482-8260
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Interests in the Fund (Shares)
Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. ☑ Yes ☐ No
Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on June 30, 2008 was $1,377,732,734. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant’s manager, its executive officers and directors and persons holding 5% or more of the Registrant’s Shares are affiliates.
Incorporations by Reference: None.
The Exhibit Index is located on page 78.

Belport Capital Fund LLC
Index to Form 10-K

PART I
Item 1. Business.
Fund Overview. Belport Capital Fund LLC (the Fund) is a private investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund’s investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Delaware limited liability company, commenced its investment operations on March 14, 2001. Limited liability company interests of the Fund (Shares) were issued to Shareholders at five closings during 2001. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on December 18, 2001 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2008, the Fund had net assets of approximately $756.3 million.
Structure of the Fund. The Fund is structured to provide tax-free diversification and tax-sensitive investment management to Shareholders. To meet the objective of tax-free diversification, the Fund must satisfy specific requirements of the Internal Revenue Code of 1986, as amended (the Code). In order for the contributions of appreciated stock to the Fund by Shareholders to be nontaxable, not more than 80% of the Fund’s assets (calculated in the manner prescribed) may consist of “stocks and securities” as defined in the Code. To meet this requirement, the Fund normally invests at least 20% of its assets as so determined in certain real estate investments (see “The Fund’s Real Estate Investments” below). The Fund invests up to 80% of its assets in a diversified portfolio of common stocks (see “The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio” below). The Fund may also invest cash on a temporary basis in short-term instruments including in an investment company, Cash Management Portfolio, advised by an affiliate of Eaton Vance. The Fund acquires its real estate investments with borrowed funds, as described below under “Fund Borrowings”. See Appendix A for a chart detailing the investment structure of the Fund.
In its investment program, the Fund balances investment considerations and tax considerations, and takes into account the taxes payable by Shareholders on allocated investment income and realized capital gains. See “The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio” below.
There is no trading market for the Fund’s Shares. As described further under “Redemption of Fund Shares” in Item 5(a), Fund Shares generally may be redeemed on any business day. The Fund satisfies redemption requests principally by distributing securities, but may also distribute cash. The value of securities and cash distributed to satisfy a redemption will equal the net asset value of the number of Shares redeemed. Under most circumstances, a redemption from the Fund that is met by distributing securities as described herein will not result in the recognition of capital gains by the Fund or by the redeeming Shareholder. The redeeming Shareholder would generally recognize capital gains upon the sale of the securities received upon the redemption.
The Fund intends to distribute at the end of each year, or shortly thereafter, all of its net investment income, if any, attributable to Shareholders on the distribution record date. The Fund also intends to make annual capital gain distributions to such Shareholders equal to approximately 18% of the amount of its net realized capital gains, if any, other than certain precontribution gains. The Fund’s distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund’s consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles (GAAP). See Note 2 to the Fund’s consolidated financial statements. The Fund intends to pay any distributions on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. See “Distributions” in Item 5(c).
Fund Management. The manager of the Fund is Eaton Vance, a Massachusetts business trust registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the Advisers Act). Eaton Vance and its subsidiary, Boston Management and Research (Boston Management), provide management and advisory services to the Fund, its real estate subsidiary and the investment portfolio in which the Fund invests. Boston Management is also registered as an investment adviser under the Advisers Act. Eaton Vance and Boston Management provide advisory, administration and/or management services to over 150 investment companies, as well as separate accounts managed for individual and institutional investors. As of December 31, 2008, Eaton Vance and its affiliates managed approximately $125.0 billion on behalf of clients. The fees payable to the Eaton Vance organization, as well as other fees payable by the Fund, are described in Item 13. The Eaton Vance organization is subject to certain conflicts of interest in providing services to the

Fund, its subsidiaries and the investment portfolio in which the Fund invests. See “The Eaton Vance Organization — Conflicts of Interest” below.
The Fund’s Offering. Shares of the Fund were privately offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended (the Securities Act), who were “qualified purchasers” (as defined in Section 2(a)(51)(A) of the Investment Company Act of 1940, as amended (the 1940 Act)). The offering was conducted by Eaton Vance Distributors, Inc. (EV Distributors), an affiliate of Eaton Vance, as placement agent and by certain subagents appointed by EV Distributors. The Shares were offered and sold in reliance upon an exemption from registration provided by Rule 506 under the Securities Act. The Fund issued Shares to Shareholders at closings taking place on March 14, 2001, May 23, 2001, July 26, 2001, October 4, 2001 and December 18, 2001. At the five closings, an aggregate of 17,842,860 Shares were issued in exchange for Shareholder contributions totaling approximately $1.8 billion.
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
The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio. At each Fund closing, all of the securities accepted for contribution to the Fund were contributed by the Fund to Belvedere Capital Fund Company LLC (Belvedere Company), a Massachusetts limited liability company, in exchange for shares of Belvedere Company. Belvedere Company, in turn, immediately thereafter contributed the securities received from the Fund to Tax-Managed Growth Portfolio (the Portfolio) in exchange for an interest in the Portfolio. The Portfolio is a diversified, open-end management investment company registered under the 1940 Act with net assets of approximately $10.6 billion as of December 31, 2008. As of December 31, 2008, the Fund’s investment in the Portfolio through Belvedere Company had a value of approximately $0.8 billion (equal to approximately 79.7% of the Fund’s total assets on a consolidated basis).
Belvedere Company. Belvedere Company was organized in 1997 by Eaton Vance to offer tax-free diversification and tax-sensitive investment management to certain qualified investors who contributed diversified portfolios of equity securities. As of December 31, 2008, the investment assets of Belvedere Company consisted exclusively of an interest in the Portfolio with a value of approximately $7.8 billion. As of such date, the Fund owned approximately 10.8% of Belvedere Company’s outstanding shares. As of December 31, 2008, the other investors in Belvedere Company included twelve other investment funds sponsored by the Eaton Vance organization (investment fund investors), as well as qualified individual investors who acquired shares of Belvedere Company in exchange for portfolios of acceptable securities (non-investment fund investors).
Belvedere Company considers for acceptance equity securities that (i) are listed on the New York Stock Exchange (NYSE), the NYSE Alternext US, the NASDAQ Global or Global Select Market (NASDAQ) or a major foreign exchange, (ii) had a trading price during the last twelve months of at least $10.00 per share and (iii) are issued by issuers having an equity market capitalization of at least $500 million. Because Belvedere Company only accepts contributions of diversified baskets of securities (as described below), it is not subject to the requirement that not more than 80% of its assets consist of “stocks and securities” as defined in the Code. For investors that own a diversified basket of securities, investing in Belvedere Company (rather than in the Fund) avoids the costs and risks of investing in real estate and the associated financial leverage to which the Fund is subject. See “Risks of Real Estate Investments” and “Risks of Leverage” in Item 7(b).
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

The Portfolio. The Portfolio was organized in 1995 by Eaton Vance as the successor to the investment operations of Eaton Vance Tax-Managed Growth Fund 1.0 (Tax-Managed Growth 1.0), a mutual fund established in 1966 by Eaton Vance and managed from inception for long-term, after-tax returns. As of December 31, 2008, investors in the Portfolio included six investors in addition to Belvedere Company and Tax-Managed Growth 1.0, each of which acquired or is acquiring on a continuous basis interests in the Portfolio with cash. All investors in the Portfolio are sponsored by or affiliated with Eaton Vance. As of December 31, 2008, Belvedere Company owned approximately 73.9% of the Portfolio’s net assets.
The Fund invests in the Portfolio (on an indirect basis through Belvedere Company) because it is a well-established investment portfolio that has an investment objective and policies that are compatible to those of the Fund. Investing in the Portfolio enables the Fund to participate in a substantially larger and more diversified investment portfolio than it could achieve by managing the contributed securities directly. The audited financial statements of the Portfolio for the year ended December 31, 2008 are included as pages 61 to 76 of this Annual Report on Form 10-K. The Portfolio’s audited financial statements include information about the assets and liabilities of the Portfolio, including Portfolio income and expenses. For a discussion of the Portfolio’s performance for the year ended December 31, 2008, see “Performance of the Portfolio” in Item 7(a). For a description of the investment advisory fee payable by the Portfolio, see “The Portfolio’s Investment Advisory Fee” in Item 13.
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
The Portfolio’s ability to utilize covered short sales, certain equity swaps, forward sales, futures contracts and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days after the end of the Portfolio’s taxable year in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income tax at ordinary rates and do not qualify for favorable tax treatment. Also, the holding periods required to receive tax-advantaged treatment of qualified dividends on a stock are suspended whenever the Portfolio has an option (other than a qualified covered call option not in the money when written) or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option (other than a qualified covered call option not in the money when written) to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash. The Portfolio did not employ any of the techniques described above on securities holdings during the year ended December 31, 2008. See “Risks of Certain Investment Techniques” in Item 7(b).
The Fund’s Real Estate Investments. Separate from its investment in the Portfolio through Belvedere Company, the Fund invests in certain real estate investments through Belport Realty Corporation (Belport Realty). The ownership structure of Belport Realty is described below under “Organization of Belport Realty.” As referred to above under “Fund Overview — Structure of the Fund”, the Fund invests in real estate investments to satisfy certain requirements of the Code for contributions of appreciated stocks to the Fund by Shareholders to be nontaxable. As of December 31, 2008, the real estate investments of Belport Realty totaled approximately $214.3 million and represented 20.2% of the Fund’s total assets. The Fund acquires its real estate investments with borrowed funds, as described below under “Fund Borrowings”. The Fund seeks a return on its real estate investments over the long term that exceeds the cost of the borrowings incurred to acquire such investments. For a description of material real estate investment transactions during the year ended December 31, 2008, see “Performance of Real Estate Investments” in Item 7(a).
At December 31, 2008, Belport Realty held investments in: two real estate joint ventures (Real Estate Joint Ventures), Bel Multifamily Property Trust (Bel Multifamily) and Monadnock Property Trust LLC (Monadnock), in which Belport Realty owns a majority economic interest; a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford III LLC (Bel Stamford III); and a portfolio of preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs). Certain of the Partnership Preference Units are held indirectly through Bel Holdings LLC (Bel Holdings). Bel Holdings is a Delaware limited liability company formed in 2003 and treated as a partnership for tax purposes. At December 31, 2008, Bel Holding’s sole investment was Partnership Preference Units issued by Vornado Realty L.P. At December 31, 2008, Belport Realty owned 19% of Bel Holding’s outstanding units. Information included herein about Belport Realty’s Partnership Preference Units includes the Partnership Preference Units held directly through Belport Realty and indirectly through Bel Holdings. As of December 31, 2008, approximately 81.2% of the real estate investments of the Fund consisted of its investments in the Real Estate Joint Ventures, approximately 3.7% was the investment in Co-owned Property and approximately 15.1% was investments in Partnership Preference Units.
In the future, Belport Realty may invest in other types of real estate investments, including one or more wholly owned real properties (Wholly Owned Property) and other real property investments held directly or indirectly through affiliates. Real Estate Joint Ventures, Co-owned Property and Wholly Owned Property are sometimes referred to herein as Subsidiary Real Estate Investments. Belport Realty may purchase real estate investments from, and sell them to, real estate investment affiliates of other investment funds advised by Boston Management. See “Certain Real Estate Investment Transactions” in Item 13.
Boston Management serves as manager of Belport Realty. In that capacity, Boston Management manages the investment and reinvestment of Belport Realty’s assets and administers its affairs. See “Belport Realty’s Management Fee” in Item 13 for a description of the management fee payable by Belport Realty to Boston Management.

Real Estate Joint Venture Investments. At December 31, 2008, Belport Realty owned a majority economic interest in the Real Estate Joint Ventures, Bel Multifamily and Monadnock.
A board of trustees or managers controls the business of each Real Estate Joint Venture. Each of Belport Realty and the unaffiliated minority investor in a Real Estate Joint Venture has representation on the board and the unanimous consent of the board is required for all major decisions (which include such actions as: (i) capital transactions (i.e., acquisitions, dispositions or financings); (ii) organizational events (i.e., mergers or liquidation); and (iii) operating plans (i.e., annual budgets)). The board of each Real Estate Joint Venture has delegated the day-to-day administration of the Real Estate Joint Venture and the day-to-day management of its real properties to the principal minority investor in the Real Estate Joint Venture or an affiliated company thereof (the Operating Partner). Through its control of the day-to-day operations of each Real Estate Joint Venture and its properties, as well as its required consent to all major decisions affecting each Real Estate Joint Venture, each Operating Partner has significant participating rights and responsibilities with respect to the Real Estate Joint Venture. Each Operating Partner receives management-related fees from the Real Estate Joint Ventures and, in addition, is reimbursed for certain payroll and other direct expenses incurred.
At December 31, 2008, the assets of Bel Multifamily and Monadnock consisted of eleven multifamily properties located in seven states (Arizona, Florida, Georgia, Missouri, North Carolina, Texas and Washington) and eleven multifamily properties located in five states (Arizona, California, Florida, Georgia and Texas), respectively. At December 31, 2008, the average occupancy rate of the properties owned by Bel Multifamily and Monadnock was approximately 94% for each. The properties held by each Real Estate Venture were acquired from or in conjunction with the Operating Partner thereof. Distributable cash flows from the Real Estate Joint Ventures are allocated in a manner that provides Belport Realty: 1) a priority with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belport Realty and the subordinated preferred return of each Operating Partner.
Financing for the Real Estate Joint Ventures consists primarily of fixed-rate mortgage notes secured by the real property held by the Real Estate Joint Ventures that are without recourse to Fund Shareholders and generally without recourse to Belport Realty and the Fund, as described under “Risks of Real Estate Investments” in Item 7(b). Both Belport Realty and each Operating Partner invested equity in the Real Estate Joint Ventures. Belport Realty’s equity in the Real Estate Joint Ventures was acquired using the proceeds of Fund borrowings.
Each Operating Partner of the Real Estate Joint Ventures also serves as an operating partner of other Real Estate Joint Ventures in which real estate investment affiliates of other investment funds advised by Boston Management hold a majority economic interest. The persons serving as trustees or managers of the Real Estate Joint Ventures on behalf of Belport Realty are employees or affiliates of Boston Management. See “Directors, Executive Officers and Corporate Governance” in Item 10. No director of Belport Realty or trustee or manager of the Real Estate Joint Ventures is a Shareholder of the Fund. No company in the Eaton Vance organization has a material financial interest in the Real Estate Joint Ventures.
The Operating Partner of Bel Multifamily is ERP Operating Limited Partnership (ERP), an affiliate of Equity Residential. Equity Residential is a publicly owned, self-administered and self-managed REIT. Equity Residential’s common shares are traded on the NYSE under the symbol “EQR”. Pursuant to an agreement with ERP, Bel Multifamily may be liquidated at any time upon unanimous consent of the board, or after February 22, 2010 either Belport Realty or ERP may give notice to buy the other’s equity interest in the Real Estate Joint Venture or to sell its own equity interest in the Real Estate Joint Venture.
The Operating Partner of Monadnock is an indirect subsidiary of three privately held partnerships sponsored by Tishman Speyer, Lehman Brothers, Bank of America and Barclays (Archstone). Pursuant to an agreement with Archstone, Monadnock may be liquidated at any time upon unanimous consent of the board, or after September 13, 2010 either Belport Realty or Archstone may give notice to buy the other’s equity interest in the Real Estate Joint Venture or to sell its own equity interest in the Real Estate Joint Venture.
The sale to Belport Realty by an Operating Partner of its interest in a Real Estate Joint Venture would not affect the REIT qualification of the Real Estate Joint Venture. If Belport Realty were to dispose of its interest in a Real Estate Joint Venture pursuant to a liquidation agreement or otherwise, it may acquire an interest in a different real estate investment to replace the investment sold.

Co-owned Property. At December 31, 2008, Belport Realty owned Co-owned Property through its subsidiary, Bel Stamford III. Bel Stamford III owns a 17.5% tenancy-in-common interest in an office property located in Connecticut. The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management. The Co-owned Property is financed through a fixed-rate mortgage note secured by the real property held by Bel Stamford III that is without recourse to Fund Shareholders and generally without recourse to Belport Realty and the Fund as described under “Risks of Real Estate Investments” in Item 7(b). Belport Realty’s equity in the Co-owned Property was acquired using the proceeds of Fund borrowings.
The Bel Stamford III property is leased on a net basis through December 2017 (with the tenant having the option to extend the lease for eight option periods of five years each) to a single tenant that is obligated to make specified rental payments and to bear all costs and expenses associated with the operation and maintenance of the property, including real estate taxes, repairs and insurance.
Partnership Preference Units. At December 31, 2008, Belport Realty held investments in Partnership Preference Units. The assets of the partnerships that issued the Partnership Preference Units owned by Belport Realty consisted primarily of direct or indirect ownership interests in real properties, including multifamily properties, office and industrial properties, shopping centers, manufactured home communities and self-storage facilities. The Partnership Preference Units owned by Belport Realty as of December 31, 2008 are listed in Item 7A(a) and in the consolidated portfolio of investments included in the Fund’s consolidated financial statements, which are included on pages 42 to 60 of this Annual Report on Form 10-K. Eaton Vance is not, and has not been, involved in the management or operation of the real estate operating partnerships that issued the Partnership Preference Units owned by Belport Realty.
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
Belport Realty also has issued preferred shares to satisfy certain provisions of the Code, which require that a REIT be beneficially owned in the aggregate by 100 or more persons. The preferred shares of Belport Realty are owned by not less than 100 charitable organizations that received the preferred shares as gifts. Each charitable organization that received a preferred share was an “accredited investor” (as defined in the Securities Act) with total assets in excess of $5 million at the time the organization received the preferred shares. Eaton Vance selected the charitable organizations from the charities for which it has matched employee contributions and/or based on suggestions from its employees. As of December 31, 2008, the total value of the preferred shares outstanding of Belport Realty was $211,500. Dividends on preferred shares are cumulative and payable annually at a dividend rate of 8%. The dividends paid on preferred shares have priority over payments on common shares. For the year ended December 31, 2008, Belport Realty paid distributions to preferred shareholders in the amount of $16,920.
Fund Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (the DKH Credit Facility) and Merrill Lynch Mortgage Capital, Inc. (the MLMC Credit Facility) (collectively, the Credit Facility) to finance its real estate investments and to pay selling commissions and the Fund’s organizational expenses, as well as to provide for any ongoing liquidity needs of the Fund. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s investment in and the assets of the Subsidiary Real Estate Investments. At December 31, 2008, the total principal amount outstanding under the Credit Facility was $296.5 million.

The DKH Credit Facility is a term credit arrangement. Borrowings under the DKH Credit Facility accrue interest at a rate of the one-month London Interbank Offered Rate (LIBOR) plus 0.20% per annum. As of December 31, 2008, outstanding borrowings under the DKH Credit Facility totaled $295.5 million.
The MLMC Credit Facility is a revolving credit arrangement. The Fund may borrow up to $114.0 million under the MLMC Credit Facility. Borrowings under the MLMC Credit Facility accrue interest at a rate of the one-month LIBOR plus 0.38% per annum. As of December 31, 2008, outstanding borrowings under the MLMC Credit Facility totaled $1.0 million. There was a letter of credit outstanding in the amount of $1.6 million as of December 31, 2008. The unused loan commitment amount totaled $113.0 million as of December 31, 2008. A commitment fee of 0.10% per annum is paid on the unused commitment amount.
Any increase in the size of the Credit Facility will be subject to lender consent and may result in a change to the terms of the DKH Credit Facility and/or the MLMC Credit Facility, including to the interest rates and fees paid thereunder.
Obligations under the Credit Facility are without recourse to Fund Shareholders. As described above, financing for the Subsidiary Real Estate Investments consists primarily of fixed-rate mortgage notes secured by the real property held by the Subsidiary Real Estate Investments that are without recourse to Fund Shareholders and generally without recourse to Belport Realty and the Fund. See “Risks of Real Estate Investments” in Item 7(b).
Interest Rate Swap Agreements. The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The interest rate swap agreements currently in effect extend until June 25, 2010, subject to the Fund’s earlier termination rights in the case of certain swaps, and provide for the Fund to make payments to MLCS at fixed rates averaging 3.97%. The variable floating rate payments from MLCS were approximately 0.64% on December 31, 2008. See Note 10 to the Fund’s consolidated financial statements included as pages 42 to 60 of this Annual Report on Form 10-K.
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
As described above, the Fund pursues its objective primarily by investing in Belvedere Company. Belvedere Company invests exclusively in the Portfolio. Boston Management acts as investment adviser of the Portfolio and manager of Belvedere Company. EV Distributors acts as placement agent for Belvedere Company and the Portfolio. As of December 31, 2008, the assets of the Fund represented approximately 0.85% of assets under management by Eaton Vance and its affiliates. The offices of the Fund, Eaton Vance, Boston Management and EV Distributors are located at 255 State Street, Boston, Massachusetts 02109 (until March 22, 2009, and thereafter at Two International Place, Boston, Massachusetts 02110).
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
Item 1A. Risk Factors.
The Fund invests primarily in a diversified portfolio of common stocks and is thereby subject to general stock market risk. There can be no assurance that the performance of the Fund will match that of the U.S. stock market or that of other equity funds. In managing the Portfolio for long-term, after-tax returns, Boston Management generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio’s, and hence the Fund’s, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly appreciated securities. The Fund is also subject to risks associated with real estate investments and certain other risks, which are described under “Qualitative Information About Market Risk” in Item 7(b).
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Fund does not own any physical properties, other than indirectly through Belport Realty’s investments as described in “The Fund’s Real Estate Investments” in Item 1 above.
Item 3. Legal Proceedings.
Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II
Item 5. Determining Net Asset Value, Market for Fund Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities.
This Item and other Items in this report contain summaries of certain provisions contained in the Limited Liability Company Agreement of the Fund (the LLC Agreement), which was filed as an exhibit to the Fund’s registration statement on Form 10. All such summaries are qualified in their entirety by the actual provisions of the LLC Agreement, which is incorporated by reference herein.
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
Redemption of Fund Shares. Shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a Shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all Shareholders and all outstanding Fund Shares generally are eligible for redemption (except for Shares subject to an estate freeze election). During each month in the quarter ended December 31, 2008, the total number of Shares redeemed and the average price paid per Share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share
October	548,502.620	$86.77
November	352,218.951	$78.16
December	716,900.337	$75.50
Total	1,617,621.908	$79.52

(1)	All Shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase Shares other than at the option of Shareholders.
The Fund satisfies redemption requests principally by distributing securities drawn from the Portfolio, but may also distribute cash. If requested by a redeeming Shareholder, the Fund will satisfy a redemption request by distributing securities that were contributed by the redeeming Shareholder, provided that such securities are held in the Portfolio at the time of redemption.
Under most circumstances, a redemption from the Fund that is settled with securities as described herein will not result in the recognition of capital gains by the Fund or by the redeeming Shareholder. The redeeming Shareholder will generally recognize capital gains upon the sale of the securities received through redemption. If a redeeming Shareholder receives cash in addition to securities to settle a redemption, the amount of cash received will be taxable to the Shareholder to the extent it exceeds such Shareholder’s tax basis in Fund Shares. Shareholders should consult their tax advisors about the tax consequences of redeeming Fund Shares.
A Shareholder redemption request within seven years of a contribution of securities by such Shareholder is ordinarily satisfied by distributing securities that were contributed by such Shareholder, prior to distributing to such Shareholder any other securities held in the Portfolio. Securities contributed by a Shareholder may be distributed to other Shareholders in the Fund (or to other investors in Belvedere Company or the Portfolio) after a holding period of at least seven years, and, if so distributed, would not be available to meet subsequent redemption requests made by the contributing Shareholder.
If requested by a redeeming Shareholder making a redemption of at least $1 million, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio. The selection of individual securities will be made by Boston Management in its sole discretion. No interests in Subsidiary Real Estate Investments, Partnership Preference Units or other real property investments will be distributed to meet a redemption request, and “restricted securities” will be distributed only to the Shareholder who contributed such securities or such Shareholder’s successor in interest. The Fund will not provide a redeeming Shareholder with a diversified basket of securities if such a distribution is expected to cause, directly or indirectly, any other Shareholder, any investor in Belvedere Company or any investor in the Portfolio to realize taxable gain.
Other than as set forth above, the allocation of each redemption between securities and cash and the selection of securities to be distributed will be at the sole discretion of Boston Management. Distributed securities may include securities contributed by Shareholders as well as other readily marketable securities held in the Portfolio. One or more foreign securities may be distributed to settle a redemption. The value of securities and cash distributed to meet a redemption will equal the net asset value of the number of Shares being redeemed. The Fund’s Credit Facility prohibits the Fund from honoring redemption requests while there is an event of default outstanding under the Credit Facility.
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
The right of a Shareholder to redeem can be suspended and the payment of the redemption price may be deferred while there is an outstanding event of default under the Credit Facility (see Item 7(b)), when the NYSE is closed, during periods when trading on the NYSE is restricted or during any emergency as determined by the SEC, at any time when it is impracticable for the Portfolio or the Fund to dispose of or value its assets, or during any other period permitted by order of the SEC for the protection of investors.
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

Determining Net Asset Value. Boston Management, as investment adviser, is responsible for determining the value of the Fund’s assets. The Fund’s custodian, State Street Bank and Trust Company, calculates the value of the assets of the Fund, Belvedere Company, the Portfolio and Cash Management Portfolio each day that the NYSE is open for trading, as of the close of regular trading on the NYSE. The Fund’s net asset value per Share is calculated by dividing the value of the Fund’s total assets, less its liabilities, by the number of Shares outstanding.
The Fund’s net assets are valued in accordance with the Fund’s valuation procedures and reflect the value of its directly held assets, including its interests in Cash Management Portfolio, if any, and liabilities, as well as the net asset value of the Fund’s investment in the Portfolio held through Belvedere Company and in real estate investments held through Belport Realty. The trustees of the Portfolio have established procedures for the valuation of the Portfolio’s assets under normal market conditions. Pursuant to these procedures, marketable securities listed on U.S. securities exchanges generally are valued at the last sale price on the day of the valuation or, if there were no sales, at the mean between the closing bid and asked prices therefor on the exchange where such securities are principally traded. Marketable securities listed on the NASDAQ generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the last available bid and asked prices or by an independent pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded, or in the absence of a sale on such day, at the mean between the latest bid and asked prices therefor. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are generally valued at amortized cost. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Cash Management Portfolio generally values its investment securities utilizing the amortized cost valuation technique permitted by Rule 2a-7 under the 1940 Act, pursuant to which Cash Management must comply with certain conditions. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, Cash Management may value its investment securities based on available market quotations provided by a pricing service.
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
Historic Net Asset Values. Set forth below are the high and low net asset values per Share (NAVs) of the Fund for each quarter during the two years ended December 31, 2008 and 2007, the closing NAV on the last business day of each quarter, and the percentage change in NAV during each such quarter.

			NAV at	Quarterly %
Quarter Ended	High NAV	Low NAV	Quarter End	Change in NAV(1)
12/31/08	$102.64	$68.09	$76.43	-25.73%
9/30/08	$116.20	$110.35	$102.91	-8.14%
6/30/08	$124.30	$112.03	$112.03	-4.16%
3/31/08	$128.26	$112.77	$116.89	-10.16%
12/31/07	$138.86	$126.35	$130.11	-4.18%
9/30/07	$137.95	$126.17	$135.79	1.32%
6/30/07	$135.09	$126.70	$134.02	6.90%
3/31/07	$129.29	$122.13	$125.37	-1.33%

(1)	Shares, when redeemed, may be worth more or less than their original cost. Changes in NAV are historical. Data is for the stated time periods only. For information about the performance of the Fund, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” in Item 7(a).
(b) Record Holders of Shares of the Fund.
As of February 17, 2009, there were 425 record holders of Shares of the Fund.
(c) Distributions.
Income and Capital Gain Distributions. The Fund intends to distribute each year the amount of its net investment income, if any, attributable to Shareholders on the distribution record date. The Fund also intends to make annual capital gain distributions to such Shareholders equal to approximately 18% of the amount of its net realized capital gains, if any, other than certain precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event for a security contributed to the Fund by that Shareholder or that Shareholder’s predecessor in interest. The Fund’s net investment income and net realized gains include the Fund’s allocated share of the net investment income and net realized gains of Belvedere Company and, indirectly, the Portfolio, as well as income and capital gains, if any, distributed by Belport Realty. The Fund’s distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund’s consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under GAAP. The Fund intends to pay distributions, if any, on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. The Fund’s distribution rates with respect to realized gains may be adjusted in the future to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains.
Shareholder distributions with respect to net investment income, realized post-contribution gains and certain other realized gains are made pro rata in proportion to the number of Shares held as of the record date of the distribution. All income and capital gain distributions are paid by the Fund in cash or, at the election of the Shareholder, are reinvested in Fund Shares at the net asset value as of the date of reinvestment. Distributions are generally not taxable to the recipient Shareholder unless the distributions exceed the recipient Shareholder’s tax basis in Fund Shares. The Fund’s Credit Facility prohibits the Fund from making any distribution to Shareholders while there is an event of default outstanding under the Credit Facility (see Item 7(b)).
On January 22, 2009, the Fund made a distribution of $1.27 per Share to Shareholders of record on January 20, 2009. On January 30, 2008, the Fund made a distribution of $1.66 per Share to Shareholders of record on January 29, 2008. On January 26, 2007, the Fund made a distribution of $1.53 per Share to Shareholders of record on January 25, 2007.
Special Distributions. In addition to the pro rata income and capital gain distributions described above, the Fund also makes distributions to Shareholders of allocated precontribution gain (other than certain precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest) (a Special Distribution). Special Distributions generally equal approximately 18% of the amount of realized precontribution gains plus approximately 4% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and Special Distributions. Special Distributions are paid by the Fund in cash and are made solely to the Shareholders to whom the precontribution gain is allocated. The Fund does not intend to make Special Distributions to a Shareholder in respect of realized precontribution gain allocated to a Shareholder or such Shareholder’s predecessor in interest in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest. The Fund accrued Special Distributions of approximately $1.2 million during the year ended December 31, 2008. The Fund made no Special Distributions during the year ended December 31, 2007.
Item 6. Selected Financial Data.
Table of Selected Financial Data. The consolidated data referred to below reflects the Fund’s historical results for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The following information should be read in conjunction with all of the consolidated financial statements and related notes appearing on 42 to 76 of this Annual Report on Form 10-K. The other consolidated data referred to below is as of each year end.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
Total investment income	$34,410,321	$39,063,397	$36,078,056	$31,659,066	$31,144,607
Interest expense	$9,653,613	$15,522,993	$13,828,826	$8,393,262	$4,163,869
Net expenses (including interest expense)	$17,496,595	$24,697,372	$22,731,946	$16,692,224	$12,080,274
Net investment income	$16,913,726	$14,366,025	$13,346,110	$14,966,842	$19,064,333
Net realized gain (loss)	$(24,134,008)	$87,655,683	$52,105,860	$11,090,268	$6,321,245
Net change in unrealized appreciation (depreciation)	$(607,664,020)	$(35,700,865)	$180,220,450	$112,338,373	$133,294,385
Net increase (decrease) in net assets from operations	$(614,884,302)	$66,320,843	$245,672,420	$138,395,483	$158,679,963
Total assets	$1,061,323,605	$2,026,719,012	$2,081,430,199	$1,926,445,501	$1,894,254,509
Loan payable — Credit Facility	$296,500,000	$306,000,000	$264,000,000	$230,900,000	$235,900,000
Net assets	$756,309,318	$1,718,956,677	$1,815,544,974	$1,687,020,721	$1,657,760,507
Shares outstanding	9,895,385	13,211,065	14,288,807	15,114,379	15,947,288
Net asset value and redemption price per Share	$76.43	$130.11	$127.06	$111.62	$103.95
Net increase (decrease) in net assets from operations per Share	$(51.925)	$4.58	$16.86	$8.91	$9.79
Distribution paid per Share (1)(2)	$1.66	$1.53	$1.42	$1.24	$0.76

(1)	The Fund makes Special Distributions which are not made on a pro rata basis. See Item 5(c). Special Distributions accrued during the year ended December 31, 2008 amounted to $0.095 per Share. There were no Special Distributions made during the years ended December 31, 2007, 2006, 2005 and 2004.

(2)	Distributions of net investment income and net realized capital gains are normally paid at the end of each year, or shortly thereafter, to Shareholders of record as of the record date. See “Distributions” in Item 5(c).
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
The following discussion should be read in conjunction with the Fund’s consolidated financial statements and related notes which are included on pages 42 to 60 of this Annual Report on Form 10-K.
(a) Results of Operations.
Increases and decreases in the Fund’s net asset value per share are based on net investment income or loss and realized and unrealized gains and losses on investments. The Fund’s net investment income or loss is determined by subtracting the Fund’s total expenses from its investment income. The Fund’s investment income generally includes the net investment income allocated to the Fund from Belvedere Company, net investment income allocated to the Fund from the Real Estate Joint Ventures and Co-owned Property, distribution income from the Partnership Preference Units and interest earned on the Fund’s short-term investments, including investments in Cash Management Portfolio. The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by the Portfolio less the expenses of Belvedere Company allocated to the Fund. The Fund’s total expenses generally include the Fund’s investment advisory and administrative fees, distribution and servicing fees, interest expense on the Fund’s Credit Facility and other miscellaneous expenses. The Fund’s realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund’s indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belport Realty, the Fund’s interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.
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
MD&A for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007.(1)
Performance of the Fund. The Fund’s investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance, as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in the Portfolio. The Fund invests in the Portfolio through its interest in Belvedere Company. The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.
The Fund’s total return for the year ended December 31, 2008 was -40.44%. This return reflects a decrease in the Fund’s net asset value per Share from $130.11 to $76.43 and a distribution of $1.66 per Share during the period. For comparison, the S&P 500 Index had a total return of -36.99% over the same period. Because the Fund maintained an investment in the Portfolio that exceeded its net assets, exposure to stock market declines was magnified. The combined impact on performance of the Fund’s investment activities outside of the Portfolio was negative for the year ended December 31, 2008.
The Fund had a total return of 3.64% for the year ended December 31, 2007. This return reflected an increase in the Fund’s net asset value per Share from $127.06 to $130.11 and a distribution of $1.53 per Share during the period. For comparison, the S&P 500 Index had a total return of 5.49% over the same period.
Performance of the Portfolio. Global equity markets suffered profound losses during 2008, a year that will likely go down as one of the worst in modern financial market history. The U.S. economy held up relatively well during the first half of the year, but the simultaneous bursting of the housing, credit and commodity bubbles created a global financial crisis of unforeseen levels. Equity markets collapsed during the second half of the year, as a series of catastrophic events on Wall Street induced panic and fear among market participants. Additionally, commodity prices collapsed during the second half of 2008. After peaking at more than $145 per barrel in July, oil prices traded down to approximately $44 per barrel at year end. The U.S. economy was officially declared in recession during the fourth quarter as unemployment continued to rise. The Federal Reserve responded to the crises with a dramatic cut in interest rates.

(1)	Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested except for special distributions. Performance is for the stated time period only; due to market volatility, current performance of the Fund and of the Portfolio may be lower or higher than the quoted return. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an index.

Equity markets posted double-digit declines for the year ended December 31, 2008. The S&P 500 Index suffered its worst loss since 1937, while the Dow Jones Industrials Average experienced the third-worst loss in its history. On average, small-capitalization stocks slightly outperformed large-capitalization stocks and value-style investments fared better than growth-style investments.
For the year ended December 31, 2008, all ten sectors in the S&P 500 Index registered declines. Consumer staples, health care and utilities were relatively stronger during the year, while the financials, materials and information technology sectors produced the weakest results. Market-leading industries of 2008 included food and staples retailing, biotechnology, and household products. In contrast, the thrifts and mortgage finance, independent power producers, wireless telecommunication services, and capital markets industries realized the most significant losses.
The Portfolio’s performance for the year ended December 31, 2008 was -32.76%, which outperformed the return of the S&P 500 Index by 4.23%. The Portfolio outperformed its benchmark due in part to differences in sector allocation and relatively stronger stock selection versus the S&P 500 Index. For comparison, the total return of the Portfolio for the year ended December 31, 2007 was 4.72%, which trailed the S&P 500 Index by 0.77%.
During the year ended December 31, 2008, the Portfolio remained overweight in the industrials, consumer staples and consumer discretionary sectors, while continuing to underweight the technology, materials, telecommunications and utilities sectors. The Portfolio benefited from its relatively stronger investments in eight of the ten economic sectors. Its commitment to consumer staples and health care, including investment selections in beverages, food products and pharmaceutical stocks, added to results. The Portfolio’s underweight exposure to the information technology sector, specifically computers and peripherals, software and semiconductors, also proved beneficial. Stock selection within the energy equipment and services and chemicals industries additionally boosted the Portfolio’s results. An underweight position in the materials sector — one of the worst performing sectors in the S&P 500 Index — added value relative to the benchmark. A shift during the year to reduce the Portfolio’s overweight exposure to financials, combined with selectiveness within the sector, added to the Portfolio’s relative performance.
During the year ended December 31, 2008, the Portfolio’s underweight positions in the relatively strong-performing electric utilities and telecommunications sectors hurt its performance versus its benchmark.
Performance of Real Estate Investments. The Fund’s real estate investments are held through Belport Realty. As of December 31, 2008, real estate investments included: two real estate joint ventures (Bel Multifamily and Monadnock); a Co-owned Property (Bel Stamford III); and a portfolio of Partnership Preference Units. Bel Multifamily and Monadnock own multifamily properties. Bel Stamford III owns an interest in an office property leased to a single tenant.
In June 2008, Belport Realty acquired Bel Stamford III for approximately $12.7 million from the real estate investment affiliate of another investment fund advised by Boston Management. The acquisition was financed with proceeds from the Fund’s Credit Facility and through the assumption of a mortgage note secured by the real property. The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management.
During the year ended December 31, 2008, Belport Realty acquired certain Partnership Preference Units for approximately $6.1 million (representing purchases from real estate investment affiliates of other investment funds advised by Boston Management).
During the year ended December 31, 2008, the Fund’s net investment income from real estate investments was approximately $11.9 million compared to approximately $14.6 million for the year ended December 31, 2007, a decrease of $2.7 million or 18%. The decrease was due principally to a decrease in the net investment income from the properties held by Monadnock attributable to costs for hurricane-related damages to certain properties, partially offset by higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the period and the acquisition of Bel Stamford III in June 2008.
The fair value of the Fund’s real estate investments was approximately $214.3 million at December 31, 2008 compared to approximately $310.9 million at December 31, 2007, a net decrease of $96.6 million or 31%. This net decrease was due to a decrease in the fair value of Belport Realty’s investment in the Real Estate Joint Ventures and a net decline in the fair values of Partnership Preference Units held, partially offset by the acquisition of Bel Stamford III and more Partnership Preference Units held by Belport Realty.

The Fund’s real estate investments produced negative returns for the year ended December 31, 2008, with decreases in investment values and other factors more than offsetting the net investment income generated during the period. Valuations of the Subsidiary Real Estate Investments decreased throughout the year, at a rate which accelerated in the fourth quarter due to further widening in capitalization rates and discount rates. The increases in capitalization rates and discount rates reflected the re-pricing of risk by commercial real estate investors and the reduced availability and increased cost of debt financing. These factors, along with general economic uncertainty, caused a significant decrease in transactional activity during the year, driving down the valuations of real property investments. Similarly, the fair values of Partnership Preference Units decreased from December 31, 2007 due to a continued widening of credit spreads as the general market for preferred and other fixed income securities weakened substantially as a result of the ongoing global financial crisis.
Performance of Interest Rate Swap Agreements. For the year ended December 31, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $8.2 million, compared to approximately $4.0 million of net realized and unrealized losses for the year ended December 31, 2007. Net realized and unrealized losses on swap agreements for the year ended December 31, 2008 consisted of $5.5 million of net unrealized losses due to changes in swap agreement valuations and $2.7 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s consolidated financial statements). The negative contribution to Fund performance from changes in swap agreement valuations in 2008 was attributable to a decrease in swap rates during the year.
MD&A for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.
Performance of the Fund. The Fund had a total return of 3.64% for the year ended December 31, 2007. This return reflected an increase in the Fund’s net asset value per Share from $127.06 to $130.11 and a distribution of $1.53 per Share during the period. For comparison, the S&P 500 Index had a total return of 5.49% over the same period.
The Fund had a total return of 15.29% for the year ended December 31, 2006. This return reflected an increase in the Fund’s net asset value per Share from $111.62 to $127.06 and a distribution of $1.42 per Share during the period. For comparison, the S&P 500 Index had a total return of 15.78% over the same period.
Performance of the Portfolio. Broad equity markets finished the year ended December 31, 2007 with respectable gains, despite increased volatility and ongoing concerns regarding the credit and housing markets. Global equities were booming early in 2007 as strong momentum continued from the previous year, but global markets encountered a turbulent second half of the year. Troubles with sub-prime mortgages and the U.S. housing crisis rattled the financial markets, leading to concerns of an economic slowdown. Additionally, crude oil prices continued to rise to new highs, while the U.S. dollar fell to record lows versus other major currencies, boosting many foreign market indices. Despite the Federal Reserve’s decision to lower interest rates during the second half of 2007, volatility in the equity and fixed income markets continued through year-end.
For the year ended December 31, 2007, eight of the ten major sectors within the S&P 500 Index registered positive returns. Energy, materials and utilities were the top-performing S&P 500 Index sectors during the year, while the financials and consumer discretionary sectors produced the weakest performance. Market-leading industries of 2007 included energy equipment and services, metals and mining, machinery, as well as independent power producers and energy traders. In contrast, the thrifts and mortgage finance, household durables, real estate management and development, and consumer finance industries all realized negative returns for the year. On average during the course of the year, large-capitalization stocks outperformed small-capitalization stocks and growth-style investments reversed course from previous years to outperform value-style investments.
The Portfolio’s performance for the year ended December 31, 2007 was 4.72%, which trailed the return of the S&P 500 Index by 0.77%. The Portfolio underperformed its benchmark due in part to differences in sector allocation and stock selection versus the S&P 500 Index. The total return of the Portfolio for the year ended December 31, 2006, was 13.69%, which trailed the S&P 500 Index by 2.09%.
During the year ended December 31, 2007, the Portfolio remained overweight in the industrials, consumer staples and consumer discretionary sectors, while continuing to underweight the technology, materials, telecommunications and utilities sectors. The Portfolio’s computers and peripherals investments within the information technology sector were the largest detractors from relative performance, as the Portfolio’s underweight industry allocation and investment selections hurt relative results. The energy sector was also a weak contributor to relative performance as the Portfolio’s lighter exposure to the market-leading energy equipment and services industry and its stock holdings hampered performance. Additionally, the Portfolio’s allocation and relatively weaker selection within the underperforming biotechnology stocks detracted from returns during the year.
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
The Fund’s investments in real properties achieved modest returns during the year, benefiting from earnings in the expected range offset, however, by capitalization rates and discount rates which widened slightly. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate causing a decrease in transactional activity towards the end of the year. The estimated fair values for Partnership Preference Units decreased during the year due to widening credit spreads, partially offset by a decline in interest rates during the year ended December 31, 2007.
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
As of December 31, 2008, the Fund had outstanding borrowings of $296.5 million and unused loan commitments of $113.0 million under the Credit Facility.
During the year ended December 31, 2008, the Fund amended the DKH Credit Facility to increase the amount of the term loan by an aggregate amount of $77.0 million to an aggregate amount of outstanding borrowings of $295.5 million.
Obligations under the Credit Facility are without recourse to Shareholders. The Fund is required under the Credit Facility to maintain at all times a specified asset coverage ratio. To comply with the terms of the Credit Facility, the Fund may be required to dispose of assets on unfavorable terms if market fluctuations or other factors reduce the required asset coverage to less than the prescribed amount. The rights of the lenders to receive payments of interest on and repayments of principal of borrowings will be senior to the rights of the Shareholders. Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is outstanding an event of default under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s investment in and the assets of the Subsidiary Real Estate Investments. Following an event of default under the Credit Facility, the lender could elect to sell pledged assets of the Fund without regard to the tax or other consequences of such action for the Shareholders.
Liquidity. The Fund may redeem shares of Belvedere Company at any time. Both Belvedere Company and the Portfolio normally follow the practice of satisfying redemptions primarily by distributing securities drawn from the Portfolio. Belvedere Company and the Portfolio may also satisfy redemptions by distributing cash. During the year ended December 31, 2008, Fund redemptions from Belvedere Company included redemptions of shares of Belvedere Company for cash in the amount of $23.5 million. Such proceeds were used to pay down outstanding debt under the Credit Facility. As of December 31, 2008, the Portfolio had cash and short-term investments in the amount of $229.5 million. The Portfolio participates in a $450.0 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 2008. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2008, the Portfolio held no illiquid assets.
The liquidity of Belport Realty’s investments in Real Estate Joint Ventures is extremely limited and relies principally upon buy/sell agreements with the Operating Partners that are described in “Real Estate Joint Venture Investments” under “The Fund’s Real Estate Investments” in Item 1. Transfers of Belport Realty’s interest in the Real Estate Joint Ventures to parties other than the Operating Partners are restricted by the terms of the operative agreements of the Real Estate Joint Ventures and lender consent requirements. The liquidity of Belport Realty’s interest in Co-owned Property is also limited, as transfers of such interest require lender consent. The Partnership Preference Units held by Belport Realty are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid.
(c) Off-Balance Sheet Arrangements.
The Fund does not have any relationships with unconsolidated entities that have been established solely for the purpose of facilitating off-balance sheet arrangements.
(d) The Fund’s Contractual Obligations.
The following table sets forth the amounts of payments due under the specified contractual obligations outstanding as of December 31, 2008:

	Payments due:
		Less than			More than 5
Type of Obligation	Total	1 Year	1-3 Years	3-5 Years	Years
Long Term Debt:

Borrowings under Credit Facility(1)	$296,500,000	$—	$296,500,000	$—	$—

Service Agreements(2)

Other Long Term Liabilities:

Interest Rate Swap Agreements(3)	$9,189,070	$6,199,650	$2,989,420	$—	$—

Total	$305,689,070	$6,199,650	$299,489,420	$—	$—

(1)	The Fund has entered into a Credit Facility as described in “Liquidity and Capital Resources” above. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s investments in and the assets of the Subsidiary Real Estate Investments, and expires on June 25, 2010. The Credit Facility is primarily used to finance the Fund’s equity in its real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. Amount does not reflect interest.

(2)	The Fund and Belport Realty have entered into agreements with certain service providers pursuant to which the Fund and Belport Realty pay fees as a percentage of assets. These fees include fees paid to Eaton Vance and its affiliates (which are described in Item 13). These agreements generally continue indefinitely unless terminated by the Fund or Belport Realty (as applicable) or the service provider. For the year ended December 31, 2008, fees paid to Eaton Vance and its affiliates equaled approximately 1.13% of the Fund’s average net assets. Because these fees are based on the Fund’s assets (which will fluctuate over time) it is not possible to specify the dollar amounts payable in the future.

(3)	The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Pursuant to the agreements, the Fund makes payments to the counterparty, MLCS, at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month LIBOR. The amounts disclosed in the table represent the fixed interest amounts payable by the Fund. The periodic floating rate payments that the Fund expects to receive pursuant to the agreements reduce the fixed interest cost to the Fund. The swap agreements expire on June 25, 2010, subject to the Fund’s right to terminate earlier in the case of certain swap agreements.
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
The Fund has determined that the valuation of the Fund’s real estate investments involve critical estimates. The Fund’s investments in real estate are an important component of its total investment program. Market prices for these investments are not readily available and therefore the investments are stated in the Fund’s consolidated financial statements at fair value. The fair value of an investment represents the amount at which Boston Management believes the investment could be sold in a current transaction between market participants in an orderly disposition, that is, other than in a forced liquidation or distressed sale. Boston Management makes valuation determinations in accordance with the Fund’s valuation procedures. The Fund reports the fair value of its real estate investments on its consolidated statements of assets and liabilities, with any changes to fair value recorded as unrealized appreciation or depreciation in the Fund’s consolidated statements of operations.
The need to fair value the Fund’s real estate investments introduces uncertainty into the Fund’s reported financial condition and performance because:

•	such assets are, by their nature, difficult to value and fair values may not accurately reflect what the Fund could realize in a current sale between willing parties;

•	property appraisals and other factors used to determine the fair value of the Fund’s real estate investments depend on estimates of future operating results and supply and demand assumptions that may not reflect actual current market conditions and full consideration of all factors relevant to valuations;

•	property appraisals and other factors used to determine the fair value of the Fund’s real estate investments are not continuously updated and therefore may not be current as of specific dates; and

•	if the Fund were forced to sell illiquid assets on a distressed basis, the proceeds may be substantially less than stated values.
As of December 31, 2008, the fair value of the Fund’s real estate investments represented 20.2% of the Fund’s total assets. The fair value of the Fund’s real estate investments may change due to changes in market conditions and changes in valuation assumptions made by property appraisers and third party valuation service providers as described below.
Real Estate Joint Ventures. Boston Management determines the fair value of the Fund’s interests in Real Estate Joint Ventures based primarily on annual appraisals of the properties owned by such Real Estate Joint Ventures (provided such appraisals are available) and an allocation of the equity value of a Real Estate Joint Venture between the Fund and the Operating Partner of the Real Estate Joint Venture. Appraisals and interim valuations of Real Estate Joint Venture properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact fair values have occurred since the most recent appraisal.
Appraisals of properties owned by Real Estate Joint Ventures are conducted by independent, licensed appraisers who are not affiliated with Eaton Vance or the Operating Partners. Such appraisers may perform other valuation services for the Fund. Each appraisal is conducted in accordance with the Uniform Standards of Professional Appraisal Practices (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser when determining fair value.
In deriving the fair value of a property, an appraiser considers numerous factors, including the expected future cash flows from the property, recent sale prices for similar properties and, if applicable, the replacement cost of the property, in order to derive an indication of the amount that a prudent, informed purchaser-investor would pay for the property. More specifically, the appraiser considers the revenues and expenses of the property and the estimated future growth or decline thereof, which may be based on tenant credit quality, property condition, change in market or submarket conditions, market trends, interest rates, inflation rates or other factors deemed relevant by the appraiser. The appraiser estimates operating cash flows from the property and the sale proceeds of a hypothetical transaction at the end of a hypothetical holding period. The cash flows are discounted to their present values using a market-derived discount rate and are added together to obtain a value indication. This value indication is compared to the value indication that results from applying a market-derived capitalization rate to a single year’s stabilized net operating income for the property. The assumed capitalization rate may be extracted from local market transactions or, when transaction evidence is lacking, obtained from trade sources. The appraiser considers the value indications derived by these two methods, as well as the value indicated by recent market transactions involving similar properties, in order to produce a final value estimate for the property. Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the appraiser’s estimated stabilized cash flows, and due to the unique characteristics of a property. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Real Estate Joint Ventures were to change, it could materially impact the fair value of the Real Estate Joint Ventures.
When a property owned by a Real Estate Joint Venture has not been appraised (such as when the Real Estate Joint Venture recently acquired the property), Boston Management determines the fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property exclusive of certain legal and transaction costs, provided such amount is deemed indicative of fair value. Appraisals of newly acquired properties are conducted in the year following the acquisition. If the initial appraised value of a newly acquired property differs significantly from the transaction value of the property, it may materially impact the fair value of the Real Estate Joint Venture that holds the property. Interim valuations of properties owned by a Real Estate Joint Venture may be adjusted to reflect results of operations, distributions, significant changes in economic circumstances, recent independent valuations of similar properties and/or other relevant facts or circumstances.

Boston Management determines the fair value of the Fund’s equity interest in a Real Estate Joint Venture based on an estimate of the allocation of equity interests between the Fund and the Operating Partner. This allocation is generally calculated by a third party specialist, using current valuations of the properties owned by the Real Estate Joint Venture. The specialist uses a financial model that considers (i) the terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the expected duration of the joint venture, and (iii) the projected property values and cash flows from the properties based on estimates used in the property valuations. The estimated allocation of equity interests between Belport Realty and the Operating Partner of a Real Estate Joint Venture is prepared at least quarterly and reviewed by Boston Management. Interim allocations of equity interests may be conducted more frequently than quarterly if Boston Management determines that significant changes in economic circumstances that may materially impact the allocation of equity interests have occurred since the most recent allocation. If the estimate of the allocation of equity interests in the Real Estate Joint Venture were to change (for example, becaue the appraisers’ estimate of property values or projected cash flows of the Real Estate Joint Venture changed), it may materially impact the fair value of the Fund’s equity interest in the Real Estate Joint Venture.
Wholly Owned and Co-owned Property. Boston Management determines the fair value of Wholly Owned Property in the same manner used by a Real Estate Joint Venture (described above). Boston Management determines the fair value of Co-owned Property in the same manner used by a Real Estate Joint Venture (described above), applying the Fund’s ownership interest to the fair value of the property. If the assumptions and estimates used by the appraisers to determine the value of the property owned by the Fund’s subsidiary were to change, it could materially impact the fair value of the Fund’s equity interest in Wholly Owned Property or Co-owned Property.
Partnership Preference Units. Boston Management determines the fair value of the Fund’s Partnership Preference Units based on analysis and calculations performed primarily on a monthly basis by a third party service provider. The service provider calculates an estimated price and yield (before accrued distributions) for each issue of Partnership Preference Units based on descriptions of such issue provided by Boston Management and certain publicly available information including, but not limited to, the trading prices of publicly issued debt and/or preferred stock instruments of the same or similar issuers, which may be adjusted to reflect the illiquidity and other structural characteristics of the Partnership Preference Units (such as call provisions). Daily valuations of Partnership Preference Units are determined by adjusting prices from the service provider to account for accrued distributions under the terms of the Partnership Preference Units. If changes in relevant markets, events that materially affect an issuer or other events that have a significant effect on the price or yield of Partnership Preference Units occur, relevant prices or yields may be adjusted to take such occurrences into account.
Valuations of Partnership Preference Units are inherently uncertain because they are based on adjustments from the market prices of publicly traded debt and/or preferred stock instruments of the same or similar issuers to account for the Partnership Preference Units’ illiquidity, structural features (such as call provisions) and other relevant factors. Each month, Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and judgments made by the service provider when determining the fair value of the Partnership Preference Units. If the assumptions and estimates used by the service provider to calculate prices for Partnership Preference Units were to change, it could materially impact the fair value of the Fund’s holdings of Partnership Preference Units.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(a) Quantitative Information About Market Risk.
Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate mortgage notes secured by the real property of the Subsidiary Real Estate Investments. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on the one month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 10 and 11 to the Fund’s consolidated financial statements appearing on pages 42 to 60 of this Annual Report on Form 10-K.
Interest Rate Sensitivity
Cost, Principal (Notional) Amount
by Contractual Maturity and Callable Date
for the Twelve Months Ended December 31,*

								Fair Value
								as of
								December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

Rate sensitive liabilities:
Long-term debt:
Variable-rate Credit Facility		$296,500,000					$296,500,000	$296,500,000

Average interest rate		0.64%					0.64%

Rate sensitive derivative financial instruments:
Pay fixed/receive variable interest rate swap agreements		$155,982,000					$155,982,000	$(5,171,035)

Average pay rate		3.97%					3.97%

Average receive rate		0.64%					0.64%

Rate sensitive investments:
Fixed-rate Partnership Preference Units:
Colonial Realty Limited Partnership, 7.25% Series B Cumulative Redeemable Perpetual Preferred Units, Callable 8/24/09, Current Yield: 16.10%	$9,637,020						$9,637,020	$4,504,000

Liberty Property Limited Partnership, 7.40% Series H Cumulative Redeemable Preferred Units, Callable 8/21/12, Current Yield: 12.20%				$10,000,000			$10,000,000	$6,064,000

MHC Operating Limited Partnership, 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable 3/24/10, Current Yield: 13.70%		$10,000,000					$10,000,000	$5,884,000

PSA Institutional Partners, L.P., 7.25% Series J Cumulative Redeemable Perpetual Preferred Units, Callable 5/9/11, Current Yield: 10.25%			$10,000,000				$10,000,000	$7,072,000

								Fair Value
								as of
								December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

Vornado Realty L.P., 7.0% Series D-10 Cumulative Redeemable Preferred Units, Callable 11/17/08, Current Yield: 12.05%(1)	$10,902,015						$10,902,015	$8,831,977

*	The amounts listed reflect the Fund’s positions as of December 31, 2008. The Fund’s current positions may differ.

(1)	Belport Realty’s interest in these Partnership Preference Units is held through Bel Holdings.
(b) Qualitative Information About Market Risk.
Risks Associated with Equity Investing. The Fund invests primarily in a diversified portfolio of common stocks and is thereby subject to general stock market risk. There can be no assurance that the performance of the Fund will match that of the U.S. stock market or that of other equity funds. Relative to the Portfolio, the Fund may hold a leveraged investment position that will magnify its volatility and exposure to gain or loss. In managing the Portfolio for long-term, after-tax returns, Boston Management generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio’s, and hence the Fund’s, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly appreciated securities.
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
Interests in Real Estate Joint Ventures, Co-owned Property and Partnership Preference Units are not registered under the federal securities laws and are subject to restrictions on transfer. Due to their illiquidity, they may be difficult to value and the ongoing value of the investments is uncertain. See “Critical Accounting Estimates” in Item 7(e).
The performance of Real Estate Joint Ventures is substantially influenced by the property management capabilities of the Operating Partner and conditions in the specific real estate submarkets in which the properties owned by the Real Estate Joint Venture are located. The Operating Partner is subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Venture. The Operating Partner has an economic incentive to maximize the prices at which it sells properties to the Real Estate Joint Venture and has a similar incentive to minimize the prices at which it may acquire properties from the Real Estate Joint Venture. The Operating Partner may devote greater attention or more resources to managing other properties in which it holds an interest than to managing properties held by the Real Estate Joint Venture. Future investment opportunities identified by the Operating Partner will more likely be pursued independently, rather than through the Real Estate Joint Venture. Financial difficulties encountered by the Operating Partner in its other businesses may interfere with the operations of the Real Estate Joint Venture.
Belport Realty’s investment in the Real Estate Joint Ventures may be significantly concentrated in terms of geographic regions, property types and operators, increasing the Fund’s exposure to regional, property type and operator-specific risks. Given a lack of stand-alone operating history, limited diversification and relatively high financial leverage, the Real Estate Joint Ventures are not equivalent in quality to real estate companies whose preferred equity or senior debt securities are rated investment grade. Distributable cash flows from a Real Estate Joint Venture may not be sufficient for Belport Realty to receive its fixed annual preferred return, or any returns in excess thereof.

The debt of each Real Estate Joint Venture is fixed-rate, secured by its underlying properties and without recourse to Fund Shareholders and generally without recourse to Belport Realty and the Fund. Belport Realty and the Fund may be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, breach of material covenants or liabilities arising from environmental conditions involving or affecting Real Estate Joint Venture properties. To the extent practicable, the Fund and Belport Realty will seek indemnification from the Operating Partners for certain of such potential liabilities. The availability of financing and other financial conditions can have a material impact on property values and therefore on the value of Real Estate Joint Venture assets. Mortgage debt of the Real Estate Joint Ventures normally cannot be refinanced prior to maturity without substantial penalties.
The ongoing value of Belport Realty’s investments in the Real Estate Joint Ventures is substantially uncertain. The real property held through the Real Estate Joint Ventures is stated at the fair value as described in Item 7(e). The policies for estimating the fair value of real estate investments involve significant judgments that are based upon a number of factors, which may include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. Given that such valuations include many assumptions, fair values may differ from amounts ultimately realized.
Belport Realty’s investments in Wholly Owned Property will be subject to general real estate market risks similar to those of an investment in a Real Estate Joint Venture. In addition, investments in Wholly Owned Property will be subject to risks specific to these types of investments, including a concentration of risk exposure to specific real estate submarkets and individual properties and tenants. Principal among the risks of investing in the Wholly Owned Property is the risk that a major tenant fails to satisfy its lease obligations due to financial distress or other reasons. A major tenant’s failure to meet its lease obligations would expose Belport Realty to substantial loss of income without a commensurate reduction in debt service costs and other expenses, and may transfer to Belport Realty all the costs, expenses and liabilities of property ownership and management borne by the tenant under the terms of the lease. Re-leasing a property could involve considerable time and expense. Re-leasing opportunities may be limited by the nature and location of the property, which may not be well suited to the needs of other possible tenants. Even if a property is re-leased, the property may not generate sufficient rental income to cover debt service and other expenses.
Wholly Owned Property is generally illiquid, and the ongoing value of Belport Realty’s investments in Wholly Owned Property will be substantially uncertain. Wholly Owned Property held generally will be stated at fair value as described in Item 7(e). Because the value of Wholly Owned Property will reflect in part the creditworthiness of its tenant(s), any change in the financial status of a major tenant could affect the appraised value of a property and the value realized upon the disposition of such property. Tenants may hold rights to renew or extend expiring leases, and exercise of such rights would extend Belport Realty’s risk exposure to a particular tenant beyond the initial lease term. Tenants may also hold options to purchase properties, including options to purchase at below market levels. A default by a major tenant could materially reduce the value of a Wholly Owned Property. The value received upon the disposition of Wholly Owned Property will depend on real estate market conditions, lease and mortgage terms, tenant credit quality, tenant purchase options, lender approvals and other factors affecting valuation as may then apply which cannot be predicted. Since valuations of Wholly Owned Property assume an orderly disposition of assets, amounts realized in a distressed sale may differ substantially from stated values.
The leveraged nature of most anticipated Wholly Owned Property investments means that a relatively small decline in the value of a property could result in the loss by Belport Realty of all or a substantial portion of its equity in such property. Because the mortgage debt obligations of Wholly Owned Property will be without recourse to Shareholders and generally without recourse to Belport Realty and the Fund (except certain liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants or liabilities arising from environmental conditions involving or affecting the property), the potential loss from Wholly Owned Property is normally limited to the amount of equity invested in such property by Belport Realty. Mortgage debt associated with Wholly Owned Property generally cannot be refinanced prior to maturity without substantial penalties. The terms of the outstanding lease and mortgage debt obligations and restrictions on refinancing such debt may limit Belport Realty’s ability to dispose of Wholly Owned Property.
Substantially all of the rental payments on certain Wholly Owned Property that is leased on a net basis may be dedicated to servicing the associated mortgage debt, in which case significant amounts of cash would not be available to offset operating expenses and the cost of Fund borrowings used to finance Belport Realty’s equity in the properties. Such costs and expenses generally must be provided from other sources of cash flow for Belport Realty and the Fund, which may include additional Fund borrowings under the Credit Facility. Realized returns on investments in net leased property may be deferred until the property is re-leased following the initial lease term or sold.
The risks of investing in Co-owned Property are substantially the same as investing in Wholly Owned Property, as well as certain additional risks relating to the ownership of real properties as tenants-in-common. Included in these risks are the inability to make independent decisions regarding the property and the risk that other owners may not properly perform their obligations relating to the property.
The Co-owned Property is financed through mortgage notes. The mortgage notes are secured by the real property and are generally without recourse to Belport Realty and the Fund, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions. Mortgage debt associated with Co-owned Property generally cannot be refinanced prior to maturity without substantial penalties. The terms of the outstanding lease and mortgage debt obligations and restrictions on refinancing such debt may limit Belport Realty’s ability to dispose of Co-owned Property.
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
Changes in the fair value of real estate investments and other factors will cause the performance of the Fund to deviate from the performance of the Portfolio. Over time, the performance of the Fund can be expected to be more volatile than the performance of the Portfolio.
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
Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is a default or event of default outstanding under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions. In addition, the rights of lenders under the mortgage notes used to finance Subsidiary Real Estate Investments are senior to Belport Realty’s right to receive cash distributions from the Subsidiary Real Estate Investments.
Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements required by Item 8 are contained on pages ___to ___of this Annual Report on Form 10-K. The following is a summary of unaudited quarterly results of operations of the Fund for the years ended December 31, 2008 and 2007.

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Investment income	$8,982,106	$9,457,682	$7,444,203	$8,526,330
Net investment income	$3,824,902	$5,079,304	$3,213,127	$4,796,393
Net decrease in net assets from operations	$(151,596,803)	$(57,366,910)	$(105,669,492)	$(300,251,097)

Per share data:(1)
Investment income	$0.68	$0.75	$0.62	$0.79
Net investment income	$0.29	$0.40	$0.27	$0.44
Net decrease in net assets from operations	$(11.49)	$(4.52)	$(8.83)	$(27.77)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Investment income	$9,294,442	$10,322,389	$9,669,870	$9,776,696
Net investment income	$3,238,411	$4,170,640	$3,358,715	$3,598,259
Net increase (decrease) in net assets from operations	$(1,628,184)	$119,974,407	$23,636,886	$(75,662,266)

Per share data:(1)
Investment income	$0.66	$0.75	$0.71	$0.73
Net investment income	$0.23	$0.30	$0.25	$0.27
Net increase (decrease) in net assets from operations	$(0.11)	$8.70	$1.74	$(5.67)

(1)	Based on average Shares outstanding.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.
Item 9A. Controls and Procedures.
Effective June 3, 2008, Frederick S. Marius replaced John E. Pelletier as a member of the Audit Committee of Eaton Vance, Inc. The Audit Committee of Eaton Vance, Inc. acts as the audit committee of the Fund.
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
Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Fund’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting. The Fund’s Chief Executive Officer and Chief Financial Officer have established and maintain internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Act.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Eaton Vance Management (Eaton Vance), as manager of Belport Capital Fund LLC (the Fund), with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, (collectively referred to in this report as management) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Fund maintained effective internal control over financial reporting as of December 31, 2008.
The Fund’s independent registered public accounting firm has issued an attestation report on the Fund’s internal control over financial reporting. That report appears on the following page.
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Belport Capital Fund LLC and Subsidiaries
We have audited the internal control over financial reporting of Belport Capital Fund LLC and subsidiaries (the “Fund”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.
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
In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial highlights as of and for the year ended December 31, 2008 of the Fund and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial highlights.
DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2009

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
(a) Management.
Pursuant to the Fund’s LLC Agreement, the Fund’s manager, Eaton Vance, has the authority to conduct the Fund’s business. Eaton Vance appointed Thomas E. Faust Jr. to serve indefinitely as the Fund’s Chief Executive Officer on October 16, 2002. Eaton Vance appointed Andrew C. Frenette to serve indefinitely as the Fund’s Chief Financial Officer on January 22, 2007. Information about Mr. Faust appears below. Mr. Frenette, 34, is a Vice President of Eaton Vance and Boston Management. He also serves as Chief Financial Officer of Belcrest Capital Fund LLC, Belmar Capital Fund LLC and Belrose Capital Fund LLC. Mr. Frenette has been an employee of Eaton Vance since 2006. Prior to joining Eaton Vance, Mr. Frenette was Manager of Finance — Investments and Acquisitions for GE Real Estate, a business unit of GE Commercial Finance. Mr. Frenette serves as a Vice President of Belport Realty, as well as the REIT subsidiary of each of the other above-mentioned funds. As members of the Eaton Vance organization, Messrs. Faust and Frenette receive no compensation from the Fund for serving as Fund officers. There are no other officers of the Fund. The Fund does not have a board of directors or similar governing body.
The Audit Committee of the Board of Directors of Eaton Vance, Inc., the sole trustee of Eaton Vance, oversees the accounting and financial reporting processes of the Fund, audits of the Fund’s financial statements and otherwise serves as the Fund’s audit committee. The Fund has no nominating or compensation committee. The members of the Audit Committee of the Board of Directors of Eaton Vance, Inc. are Frederick S. Marius and Robert J. Whelan. The Fund’s audit committee financial expert (as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Act) is Mr. Whelan. Messrs. Marius and Whelan are senior officers of Eaton Vance and, as such, are not independent of Fund management. Information about Messrs. Marius and Whelan appears below.
Boston Management is investment adviser to the Fund and the Portfolio and manager of Belport Realty. The Co-Portfolio Managers of the Fund and of the Portfolio are Duncan W. Richardson, Lewis R. Piantedosi, Yana S. Barton and Michael A. Allison. Additional information about Mr. Richardson appears below. Messrs. Piantedosi and Allison and Ms. Barton are each a Vice President of Eaton Vance and Boston Management. Mr. Piantedosi became Co-Portfolio Manager of the Fund and of the Portfolio on May 1, 2006, has been employed by the Eaton Vance organization since 1999 and manages other Eaton Vance portfolios. Ms. Barton and Mr. Allison became Co-Portfolio Managers of the Fund and of the Portfolio on March 1, 2008, have been employed by the Eaton Vance organization since 1997 and 2000, respectively, and manage other Eaton Vance portfolios. Boston Management has an experienced team of analysts that provides Messrs. Richardson, Piantedosi, Allison and Ms. Barton with research and recommendations on investments.
The directors of Belport Realty are Mr. Faust and William R. Cross, each of whom is described below. Mr. Cross is the President and portfolio manager of Belport Realty and the head of Boston Management’s real estate investment group, which has primary responsibility for providing research and analysis relating to the Fund’s real estate investments held through Belport Realty. Mr. Cross is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 1996. A majority of Mr. Cross’ time is spent managing the real estate investments of Belport Realty and the real estate subsidiaries of other investment funds advised by Boston Management. Mr. Cross serves as Chairman of the Board and President of the Real Estate Joint Ventures. Other officers of Eaton Vance and Boston Management also serve as officers and/or directors of the Real Estate Joint Ventures.
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
Thomas E. Faust Jr. (50) is Chairman, Chief Executive Officer and President of Eaton Vance Corp., President and Director of Eaton Vance, Inc., Chief Executive Officer and President of Eaton Vance and Boston Management, and Director of EV Distributors. He is also Chief Executive Officer of Belcrest Capital Fund LLC, Belmar Capital Fund LLC and Belrose Capital Fund LLC and is an officer of various other investment companies managed by Eaton Vance or Boston Management. Mr. Faust has been employed by Eaton Vance since 1985.

Frederick S. Marius (45) is Vice President and Chief Legal Officer of Eaton Vance, Boston Management, Eaton Vance Corp., EV Distributors and Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 2004. Prior to joining Eaton Vance, Mr. Marius was President and General Counsel of Quantitative Investment Advisors, Inc. from 1999 to March 2004.
Duncan W. Richardson, (51), is Executive Vice President and Chief Equity Investment Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1987.
Robert J. Whelan (47) is Vice President and Chief Financial Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance Inc. He is also Vice President and Director of EV Distributors. He has been employed by Eaton Vance since 2007. Prior to joining Eaton Vance, Mr. Whelan was Executive Vice President and Chief Financial Officer for Boston Private Wealth Management Group from December 2004 to April 2007. Before joining Boston Private Wealth Management Group, he was Senior Vice President and Chief Financial Officer of MFS Investment Management from May 1996 to September 2004.
(b) Compliance with Section 16(a) of the Act.
Section 16(a) of the Act requires the Fund’s officers and directors and persons who own more than ten percent of the Fund’s Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund’s Shares with the SEC. Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. To the best of the Fund’s knowledge, during the year ended December 31, 2008 no Section 16(a) filings were required by such persons or entities.
(c) Code of Ethics.
The Fund has adopted a Code of Ethics that applies to the principal executive officer and principal financial officer (who is also the Fund’s principal accounting officer). A copy of the Code of Ethics is available at no cost by request to the Fund’s Chief Financial Officer, 255 State Street, Boston, MA 02109 (until March 22, 2009, and thereafter at Two International Place, Boston, MA 02110) or by calling (800) 225-6265. If the Fund makes any substantive amendments to the Code of Ethics or grants any waiver, including an implicit waiver, from a provision of the Code of Ethics as applicable to the principal executive officer or principal financial officer, the Fund will disclose the nature of such amendment or waiver in a report on Form 8-K.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Security Ownership of Certain Beneficial Owners. To the knowledge of the Fund, no person beneficially owned more than 5% of the Shares of the Fund as of December 31, 2008.
Security Ownership of Management. As of February 17, 2009, Eaton Vance, the manager of the Fund, beneficially owned 109 Shares of the Fund. The Shares owned by Eaton Vance represent less than 1% of the outstanding Shares of the Fund as of February 17, 2009. None of the other entities or individuals named in response to Item 10 above beneficially owned Shares of the Fund as of such date.
Changes in Control. Not applicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Messrs. Faust and Frenette are currently the only “related persons” of the Fund (as that term is defined in Regulation S-K under the Securities Act and the Act). The Fund has instituted written policies and procedures to determine the existence of a reportable transaction under Item 404(a) of Regulation S-K. In accordance with such policies and procedures, Eaton

Vance circulates an Executive Officer Questionnaire to each related person annually to determine the existence of a potential reportable transaction. Any transaction, or proposed transaction, in which the Fund was or is to be a participant and the amount of which exceeds $120,000 (and in which a related person had or will have a direct or indirect material interest) is required to be reviewed by the Audit Committee of the Board of Directors of Eaton Vance, Inc. The Fund did not have any reportable transactions under Item 404(a) of Regulation S-K during the year ended December 31, 2008.
The table below sets forth the fees paid or payable by, or allocable to, the Fund and Belport Realty for the years ended December 31, 2008 and 2007 in connection with services rendered by Eaton Vance and its affiliates. Each fee is described in the following table.

	Year ended	Year ended
	December 31, 2008	December 31, 2007

Fund Advisory and Administrative Fees*	$994,171	$1,335,470
Belport Realty Management Fees	$3,493,862	$3,387,943
Fund’s Allocable Portion of the Portfolio’s Advisory Fees**	$5,772,898	$7,548,548
Fund Servicing Fees	$1,305,345	$1,842,120
Fund’s Allocable Portion of Belvedere Company’s Servicing Fees	$2,010,619	$2,657,156
Fund Distribution Fees	$1,325,693	$1,799,873
Aggregate Compensation Paid by the Fund to Eaton Vance and its Affiliates	$5,813,726	$6,523,286

*	Boston Management has agreed to waive a portion of the investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the distribution fee payable by the Fund and the Fund’s attributable share of the investment advisory and management fees payable by the Portfolio and Belport Realty, respectively, exceeds 0.60% of the average daily gross assets of the Fund. If the Fund invests in Cash Management Portfolio, the advisory and administrative fee paid to Boston Management by Cash Management Portfolio in respect of the Fund’s investment therein will be credited towards the Fund’s advisory and administrative fee payments, reducing the amount of such fees otherwise payable. The amounts shown are net of reductions and amounts waived by Boston Management.

**	For the years ended December 31, 2008 and 2007, advisory fees paid or payable by the Portfolio totaled $68,300,233 and $87,681,000, respectively. For the year ended December 31, 2008, Belvedere Company’s allocable portion of that fee was $50,592,553, of which $5,772,898 was allocable to the Fund. For the year ended December 31, 2007, Belvedere Company’s allocable portion of that fee was $64,755,126, of which $7,548,548 was allocable to the Fund. The advisory fee payable by the Portfolio is reduced by the Portfolio’s allocable portion of the advisory fee paid by Cash Management Portfolio.
The Fund’s Investment Advisory and Administrative Fee. Under the terms of the Fund’s investment advisory and administrative agreement, Boston Management is entitled to receive, subject to the fee waiver described in the next sentence, a monthly advisory and administrative fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of the Fund. Boston Management has agreed to waive that portion of the monthly investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the distribution fees payable by the Fund (see “Distribution Fees Paid to EV Distributors” below) and the Fund’s attributable share of the monthly advisory and management fees for such month payable by the Portfolio and Belport Realty, respectively, exceeds 1/20 of 1% of the average daily gross assets of the Fund. The term gross assets means the value of all the Fund’s assets, including the Fund’s interest in Belvedere Company and the Fund’s ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, without reduction by any liabilities.
Belport Realty’s Management Fee. Under the terms of Belport Realty’s management agreement with Boston Management, Boston Management receives a monthly management fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belport Realty. The term gross assets means the value of all assets of Belport Realty, including Belport Realty’s ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, without reduction by any liabilities.

The Portfolio’s Investment Advisory Fee. Under the terms of the Portfolio’s investment advisory agreement with Boston Management, Boston Management receives a monthly advisory fee as follows:

Annual Fee Rate
Average Daily Net Assets for the Month	(for each level)

Up to $500 million	0.6250%

$500 million but less than $1 billion	0.5625%

$1 billion but less than $1.5 billion	0.5000%

$1.5 billion but less than $7 billion	0.4375%

$7 billion but less than $10 billion	0.4250%

$10 billion but less than $15 billion	0.4125%

$15 billion but less than $20 billion	0.4000%

$20 billion but less than $25 billion	0.3900%

$25 billion and over	0.3800%
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
Servicing Fees Paid by Belvedere Company. Pursuant to a servicing agreement between Belvedere Company and EV Distributors, Belvedere Company pays a servicing fee to EV Distributors for providing certain services and information to direct and indirect investors in Belvedere Company. The servicing fee is paid on a quarterly basis, at an annual rate of 0.15% of Belvedere Company’s average daily net assets. With respect to investors in Belvedere Company and Shareholders of the Fund who subscribed through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of shares of Belvedere Company or Shares of the Fund to such persons. The Fund assumes its allocated share of Belvedere Company’s servicing fee. The servicing fee payable in respect of the Fund’s investment in Belvedere Company is credited toward the Fund’s servicing fee described above.
Distribution Fees Paid to EV Distributors. Under the terms of the Fund’s placement agreement with EV Distributors, EV Distributors receives a distribution fee at an annual rate of 0.10% of the average daily net assets of the Fund as compensation for its services as placement agent. The distribution fee accrues from the Fund’s initial closing and will continue for a period of ten years (subject to the annual approval of Eaton Vance, Inc.).
Certain Real Estate Investment Transactions. During the year ended December 31, 2008, Belport Realty entered into the following real estate investment transactions with real estate investment affiliates of other investment funds managed by Eaton Vance and advised by Boston Management or an entity owned by such a real estate investment affiliate:
•	Belport Realty purchased Partnership Preference Units from Belair Real Estate Corporation, realizing a gain of approximately $0.2 million on the transactions.

•	Belport Realty purchased Partnership Preference Units from Bel Apartment Communities LLC, realizing a minimal loss on the transaction.

•	Belport Realty purchased a Co-owned Property from Belmar Realty Corporation.
Item 14. Principal Accountant Fees and Services.
The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Fund’s annual financial statements for the years ended December 31, 2008 and 2007 and fees billed for other services rendered by Deloitte & Touche LLP during those periods, including fees charged by Deloitte & Touche LLP to the Fund’s consolidated subsidiaries.

	Year ended December 31,
	2008	2007

Audit fees	$112,369	$109,025
Tax fees (1)	180,244	144,301

Total	$292,613	$253,326

(1)	Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte Tax LLP for tax compliance, tax advice and tax planning.
The Audit Committee of the Board of Directors of Eaton Vance, Inc. reviews all audit, audit-related, tax and other fees at least annually. The Audit Committee of the Board of Directors of Eaton Vance, Inc., and, prior to the creation of the Audit Committee of the Board of Directors of Eaton Vance, Inc., the directors of Eaton Vance, Inc., pre-approved all audit and tax services for the years ended December 31, 2008 and 2007. The Audit Committee of the Board of Directors of Eaton Vance, Inc. has concluded that the provision of the tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Please see the Fund’s consolidated financial statements on pages 42 to 60 of this Annual Report on Form 10-K. Please see the Portfolio’s financial statements on pages 61 to 76 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K:

None.

(c)	A list of the exhibits filed as a part of this Form 10-K is included in the Exhibit Index appearing on page 78 hereof.

Appendix A
Belport Capital Fund LLC’s (The Fund) Investment Structure
as of December 31, 2008
(A)	The Fund is a Delaware limited liability company. Eaton Vance Management is the manager of the Fund; Boston Management and Research (Boston Management) is the Fund’s investment adviser.

(B)	Belvedere Capital Fund Company LLC (Belvedere Company) is a Massachusetts limited liability company. Boston Management is the manager of Belvedere Company.

(C)	Tax-Managed Growth Portfolio (the Portfolio) is a New York trust. Boston Management is the investment adviser to the Portfolio.

(D)	Belport Realty Corporation (Belport Realty) is a Delaware corporation. Boston Management is the manager of Belport Realty. Belport Realty also holds direct investments in partnership preference units.

(E)	Bel Multifamily Property Trust is a Maryland real estate investment trust and Monadnock Property Trust LLC is a Delaware limited liability corporation. Belport Realty owns a majority economic interest in these real estate joint ventures.

(F)	Bel Holdings LLC (Bel Holdings) is a Delaware limited liability company. Belport Realty owns a minority interest in Bel Holdings, which owns partnership preference units issued by Vornado Realty L.P.

(G)	Bel Stamford III LLC (Bel Stamford III) is a Delaware limited liability company. Bel Stamford III is a wholly owned subsidiary of Belport Realty and owns a tenancy-in-common interest in real property.

Belport Capital Fund LLC

CONSOLIDATED PORTFOLIOS OF INVESTMENTS
As of December 31, 2008

Investment in Belvedere Capital Fund
Company LLC — 79.7%
Security	Shares	Value

Investment in Belvedere Capital Fund Company LLC (Belvedere Company)	6,289,602	$845,480,051

Total Investment in Belvedere Company
(identified cost, $1,010,691,992)		$845,480,051

Partnership Preference Units — 3.0%
Security	Units	Value

Bel Holdings LLC†(1)(2)	104,136	$8,831,977
Colonial Realty Limited Partnership (Delaware Limited Partnership affiliate of Colonial Properties Trust), 7.25% Series B Cumulative Redeemable Perpetual Preferred Units, Callable from 8/24/09†(1)	200,000	4,504,000
Liberty Property Limited Partnership (Pennsylvania Limited Partnership affiliate of Liberty Property Trust), 7.40% Series H Cumulative Redeemable Preferred Units, Callable from 8/21/12†(1)	400,000	6,064,000
MHC Operating Limited Partnership (Illinois Limited Partnership affiliate of Equity Lifestyle Properties, Inc.), 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable from 3/24/10†(1)	400,000	5,884,000
PSA Institutional Partners, L.P. (California Limited Partnership affiliate of Public Storage, Inc.), 7.25% Series J Cumulative Redeemable Perpetual Preferred Units, Callable from 5/9/11†(1)	400,000	7,072,000

Total Partnership Preference Units
(identified cost, $50,539,035)		$32,355,977

Real Estate Joint Ventures — 16.4%
Description		Value

Investment in Bel Multifamily Property Trust (a majority economic interest of 74.4% in Bel Multifamily Property Trust which invests in eleven multifamily properties located in seven states, net of associated mortgage debt)(1)		$67,929,829
Investment in Monadnock Property Trust, LLC (a majority economic interest of 71.0% in Monadnock Property Trust, LLC which invests in eleven multifamily properties located in five states, net of associated mortgage debt)(1)		106,019,425

Total Real Estate Joint Ventures
(identified cost, $177,939,533)		$173,949,254

Co-owned Property — 0.8%
Description		Value

Bel Stamford III LLC (a single member LLC with a 17.5% tenancy-in-common interest in an office property located in Connecticut, net of associated mortgage debt)(1)		$8,017,684

Total Co-owned Property
(identified cost, $13,094,666)		$8,017,684

Short-Term Investment — 0.1%
	Interest
	(000’s
Description	omitted)	Value

Cash Management Portfolio, 0.75%(3)	1,268	$1,267,642

Total Short-Term Investment
(identified cost, $1,267,642)		$1,267,642

Total Investments — 100.0%
(identified cost, $1,253,532,868)		$1,061,070,608

See notes to consolidated financial statements

Belport Capital Fund LLC

CONSOLIDATED PORTFOLIOS OF INVESTMENTS CONT’D
As of December 31, 2007

Investment in Belvedere Company — 84.4%
Security	Shares	Value

Investment in Belvedere Company	8,385,057	$1,708,714,578

Total Investment in Belvedere Company
(identified cost, $1,365,129,452)		$1,708,714,578

Partnership Preference Units — 2.1%
Security	Units	Value

Bel Holdings LLC†(1)(2)	59,782	$6,898,861
Colonial Realty Limited Partnership (Delaware Limited Partnership affiliate of Colonial Properties Trust), 7.25% Series B Cumulative Redeemable Perpetual Preferred Units, Callable from 8/24/09†(1)	200,000	8,716,000
Liberty Property Limited Partnership (Pennsylvania Limited Partnership affiliate of Liberty Property Trust), 7.40% Series H Cumulative Redeemable Preferred Units, Callable from 8/21/12†(1)	400,000	9,140,000
MHC Operating Limited Partnership (Illinois Limited Partnership affiliate of Equity Lifestyle Properties, Inc.), 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable from 3/24/10†(1)	400,000	9,280,000
PSA Institutional Partners, L.P. (California Limited Partnership affiliate of Public Storage, Inc.), 7.25% Series J Cumulative Redeemable Perpetual Preferred Units, Callable from 5/9/11†(1)	400,000	9,140,000

Total Partnership Preference Units
(identified cost, $45,615,226)		$43,174,861

Real Estate Joint Ventures — 13.2%
Description		Value

Investment in Bel Multifamily Property Trust (a majority economic interest of 71.8% in Bel Multifamily Property Trust which invests in eleven multifamily properties located in seven states, net of associated mortgage debt)(1)		$84,141,910
Investment in Monadnock Property Trust, LLC (a majority economic interest of 70.1% in Monadnock Property Trust, LLC which invests in ten multifamily properties located in five states, net of associated mortgage debt)(1)		183,582,059

Total Real Estate Joint Ventures
(identified cost, $199,167,418)		$267,723,969

Short-Term Investment — 0.3%
	Interest
	(000’s
Description	omitted)	Value

Cash Management Portfolio, 4.58%(3)	5,955	$5,954,868

Total Short-Term Investment
(identified cost, $5,954,868)		$5,954,868

Total Investments — 100.0%
(identified cost, $1,615,866,964)		$2,025,568,276

The following footnotes are for the years ended December 31, 2008 and December 31, 2007:

†	Security exempt from registration under the Securities Act of 1933. At December 31, 2008 and 2007, the value of these securities totaled $32,355,977 and $43,174,861 or 4.3% and 2.5% of net assets, respectively.

(1)	Investment valued at fair value using methods determined in good faith by or at the direction of the manager of Belport Realty Corporation.

(2)	The sole investment of Bel Holdings LLC is as follows: Vornado Realty L.P. (Delaware limited partnership affiliate of Vornado Realty Trust), 7% Series D-10 Cumulative Redeemable Preferred Units, callable from 11/17/08. This security is exempt from the Securities Act of 1933.

(3)	Affiliated investment company available to Eaton Vance portfolios and funds, which invests in high quality, U.S. dollar denominated money market instruments. The rate shown is the annualized seven-day yield as of December 31, 2008 and 2007, respectively.

See notes to consolidated financial statements

Belport Capital Fund LLC

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Assets and Liabilities

Assets	December 31, 2008	December 31, 2007

Investment in Belvedere Company, at value (identified cost, $1,010,691,992 and $1,365,129,452, respectively)	$845,480,051	$1,708,714,578
Unaffiliated investments, at value (identified cost, $241,573,234 and $244,782,644, respectively)	214,322,915	310,898,830
Affiliated investment, at value (identified cost, $1,267,642 and $5,954,868, respectively)	1,267,642	5,954,868
Cash	251,323	643,033
Distributions and interest receivable	—	181,345
Interest receivable from affiliated investment	1,674	10,597
Interest receivable for open interest rate swap agreements	—	26,047
Open interest rate swap agreements, at value	—	289,714

Total assets	$1,061,323,605	$2,026,719,012

Liabilities

Loan payable — Credit Facility	$296,500,000	$306,000,000
Payable for Fund shares redeemed	958,814	—
Special Distributions payable	1,151,791	—
Interest payable for open interest rate swap agreements	42,938	—
Open interest rate swap agreements, at value	5,171,035	—
Payable to affiliate for investment advisory and administrative fees	315,108	391,047
Payable to affiliate for distribution and servicing fees	262,475	605,268
Other accrued expenses:
Interest expense	97,550	245,882
Other expenses and liabilities	514,576	520,138

Total liabilities	$305,014,287	$307,762,335

Net Assets	$756,309,318	$1,718,956,677

Shareholders’ Capital	$756,309,318	$1,718,956,677

Shares Outstanding (unlimited number of shares authorized)	9,895,385	13,211,065

Net Asset Value and Redemption Price Per Share	$76.43	$130.11

See notes to consolidated financial statements

Belport Capital Fund LLC

CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Consolidated Statements of Operations

	Year Ended
Investment Income	December 31, 2008	December 31, 2007	December 31, 2006

Dividends allocated from Belvedere Company (net of foreign taxes, $361,773, $563,988 and $509,897, respectively)	$30,085,005	$34,242,164	$30,811,412
Interest allocated from Belvedere Company	440,077	445,438	230,128
Security lending income allocated from Belvedere Company, net	69,467	127,237	37,636
Expenses allocated from Belvedere Company	(8,154,648)	(10,575,719)	(10,144,697)

Net investment income allocated from Belvedere Company	$22,439,901	$24,239,120	$20,934,479
Net investment income from Real Estate Joint Ventures	8,470,179	12,046,827	12,724,706
Distributions from Partnership Preference Units	2,996,250	2,525,528	2,000,486
Net investment income from Co-owned Property	423,431	—	—
Interest	1,039	8,626	391,744
Interest allocated from affiliated investment	94,952	268,851	29,357
Expenses allocated from affiliated investment	(15,431)	(25,555)	(2,716)

Total investment income	$34,410,321	$39,063,397	$36,078,056

Expenses

Investment advisory and administrative fees	$5,813,726	$6,523,286	$6,380,482
Distribution and servicing fees	2,631,038	3,641,993	3,457,998
Interest expense on Credit Facility	9,653,613	15,522,993	13,828,826
Custodian and transfer agent fee	87,687	107,923	110,728
Miscellaneous	636,224	701,050	666,767

Total expenses	$18,822,288	$26,497,245	$24,444,801

Deduct —
Reduction of investment advisory and administrative fees	$1,325,693	$1,799,873	$1,712,855

Net expenses	$17,496,595	$24,697,372	$22,731,946

Net investment income	$16,913,726	$14,366,025	$13,346,110

Realized and Unrealized Gain (Loss)

Net realized gain (loss) —
Investment transactions in Belvedere Company (investments and foreign currency) (identified cost basis)(1)	$(21,282,958)	$67,455,190	$53,052,851
Investment transactions in Partnership Preference Units (identified cost basis)	(134,159)	93,347	999,700
Investment transactions in Real Estate Joint Ventures	21,253	17,499,196	(4,194,777)
Interest rate swap agreements(2)	(2,738,144)	2,607,950	2,248,086

Net realized gain (loss)	$(24,134,008)	$87,655,683	$52,105,860

Change in unrealized appreciation (depreciation) —
Investment in Belvedere Company (investments and foreign currency) (identified cost basis)	$(508,797,067)	$(11,637,486)	$140,912,609
Investment in Partnership Preference Units (identified cost basis)	(15,742,693)	(3,938,379)	(931,970)
Investment in Real Estate Joint Ventures	(72,546,830)	(13,496,759)	40,528,917
Investment in Co-owned Property	(5,076,982)	—	—
Interest rate swap agreements	(5,500,448)	(6,628,241)	(289,106)

Net change in unrealized appreciation (depreciation)	$(607,664,020)	$(35,700,865)	$180,220,450

Net realized and unrealized gain (loss)	$(631,798,028)	$51,954,818	$232,326,310

Net increase (decrease) in net assets from operations	$(614,884,302)	$66,320,843	$245,672,420

(1)	Amounts include net realized gain from redemptions in-kind of $27,298,496, $46,259,480 and $26,691,746, respectively.

(2)	Amounts represent net interest earned (incurred) in connection with interest rate swap agreements (Note 2F).

See notes to consolidated financial statements

Belport Capital Fund LLC

CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Consolidated Statements of Changes in Net Assets

	Year Ended
Increase (Decrease) in Net Assets	December 31, 2008	December 31, 2007	December 31, 2006

From operations —
Net investment income	$16,913,726	$14,366,025	$13,346,110
Net realized gain (loss) from investment transactions, foreign currency transactions and interest rate swap agreements	(24,134,008)	87,655,683	52,105,860
Net change in unrealized appreciation (depreciation) of investments, foreign currency and interest rate swap agreements	(607,664,020)	(35,700,865)	180,220,450

Net increase (decrease) in net assets from operations	$(614,884,302)	$66,320,843	$245,672,420

Transactions in Fund shares —
Net asset value of Fund shares issued to Shareholders in payment of distributions declared	$10,487,126	$10,541,926	$10,763,342
Net asset value of Fund shares redeemed	(335,195,902)	(151,606,234)	(106,468,647)

Net decrease in net assets from Fund share transactions	$(324,708,776)	$(141,064,308)	$(95,705,305)

Distributions —
Distributions to Shareholders	$(21,902,490)	$(21,844,832)	$(21,442,862)
Special Distributions	(1,151,791)	—	—

Total distributions	$(23,054,281)	$(21,844,832)	$(21,442,862)

Net increase (decrease) in net assets	$(962,647,359)	$(96,588,297)	$128,524,253

Net Assets

At beginning of year	$1,718,956,677	$1,815,544,974	$1,687,020,721

At end of year	$756,309,318	$1,718,956,677	$1,815,544,974

See notes to consolidated financial statements

Belport Capital Fund LLC

CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Consolidated Statements of Cash Flows

	Year Ended
Increase (Decrease) in Cash	December 31, 2008	December 31, 2007	December 31, 2006

Cash Flows From Operating Activities —
Net increase (decrease) in net assets from operations	$(614,884,302)	$66,320,843	$245,672,420
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by (used in) operating activities —
Net investment income allocated from Belvedere Company	(22,439,901)	(24,239,120)	(20,934,479)
Net investment income from Real Estate Joint Ventures	(8,470,179)	(12,046,827)	(12,724,706)
Net payments (to) from Real Estate Joint Ventures	29,719,317	2,558,047	(17,742,715)
Net investment income from Co-owned Property	(423,431)	—	—
Payments to Co-owned Property	(14,585)	—	—
Decrease in short-term investments	—	—	5,392,208
(Increase) decrease in affiliated investment and interest receivable from affiliated investment	4,696,149	(292,387)	(5,655,446)
(Increase) decrease in distributions and interest receivable	181,345	(181,130)	140,423
(Increase) decrease in interest receivable for open interest rate swap agreements	39,658	12,858	(23,119)
Increase (decrease) in payable to affiliate for investment advisory and administrative fees	(75,939)	3,402	23,542
Increase (decrease) in payable to affiliate for distribution and servicing fees	(342,793)	(3,333)	39,894
Increase in interest payable for open interest rate swap agreements	42,938	—	—
Increase (decrease) in accrued interest and other accrued expenses and liabilities	(136,974)	(5,254)	150,326
Purchases of Partnership Preference Units	(6,121,803)	(10,006,217)	(17,509,490)
Proceeds from sales of Partnership Preference Units	1,063,835	549,372	34,377,365
Purchase of investment in Co-owned Property	(12,656,650)	—	—
Decrease in investment in Belvedere Company	23,500,000	—	—
Payment for interest rate swap agreement	(53,310)	—	—
Net interest earned (incurred) on interest rate swap agreements	(2,738,144)	2,607,950	2,248,086
Net realized (gain) loss from investment transactions, foreign currency transactions and interest rate swap agreements	24,134,008	(87,655,683)	(52,105,860)
Net change in unrealized (appreciation) depreciation of investments, foreign currency and interest rate swap agreements	607,664,020	35,700,865	(180,220,450)

Net cash flows provided by (used in) operating activities	$22,683,259	$(26,676,614)	$(18,872,001)

Cash Flows From Financing Activities —
Proceeds from Credit Facility	$90,000,000	$47,000,000	$154,500,000
Repayments of Credit Facility	(99,500,000)	(5,000,000)	(121,400,000)
Payments for Fund shares redeemed	(2,142,685)	(3,923,360)	(4,634,041)
Distributions paid to Shareholders	(11,415,364)	(11,302,906)	(10,679,520)
Distributions paid to minority investors	(16,920)	(17,705)	(16,800)

Net cash flows provided by (used in) financing activities	$(23,074,969)	$26,756,029	$17,769,639

Net increase (decrease) in cash	$(391,710)	$79,415	$(1,102,362)

Cash at beginning of year	$643,033	$563,618	$1,665,980

Cash at end of year	$251,323	$643,033	$563,618

Supplemental Disclosure and Non-cash Operating and Financing Activities

Interest paid on loan — Credit Facility	$9,801,945	$15,520,110	$13,696,903
Interest paid (received) on interest rate swap agreements, net	$2,655,548	$(2,620,808)	$(2,224,967)
Reinvestment of distributions paid to Shareholders	$10,487,126	$10,541,926	$10,763,342
Market value of securities distributed in payment of redemptions	$332,094,403	$147,782,874	$108,671,123
Recharacterization of Real Estate Joint Venture advances to equity	$—	$17,723,937	$—
Swap interest receivable assumed in conjunction with the purchase of the interest rate swap agreement	$(13,611)	$—	$—

See notes to consolidated financial statements

Belport Capital Fund LLC

CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Financial Highlights

	Year Ended
	December 31, 2008	December 31, 2007	December 31,2006

Net asset value — Beginning of year	$130.110	$127.060	$111.620

Income (loss) from operations

Net investment income(1)	$1.391	$1.046	$0.910
Net realized and unrealized gain (loss)	(53.316)	3.534	15.950

Total income (loss) from operations	$(51.925)	$4.580	$16.860

Distributions

Distributions to Shareholders	$(1.660)	$(1.530)	$(1.420)
Special Distributions	(0.095)	—	—

Total distributions	$(1.755)	$(1.530)	$(1.420)

Net asset value — End of year	$76.430	$130.110	$127.060

Total Return(2)	(40.44)%	3.64%	15.29%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and servicing fees and other operating expenses(3)(4)	1.21%	1.10%	1.11%
Interest and other borrowing costs(3)(5)	0.73%	0.86%	0.81%

Total expenses	1.94%	1.96%	1.92%

Net investment income(5)	1.28%	0.80%	0.78%

Ratios as a percentage of average gross assets(6)

Investment advisory and administrative fees, distribution and servicing fees and other operating expenses(3)(4)	0.82%	0.84%	0.83%
Interest and other borrowing costs(3)(5)	0.50%	0.66%	0.61%

Total expenses	1.32%	1.50%	1.44%

Net investment income(5)	0.87%	0.61%	0.59%

Supplemental Data

Net assets, end of year (000’s omitted)	$756,309	$1,718,957	$1,815,545
Portfolio turnover of Tax-Managed Growth Portfolio(7)	1%	2%	1%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested (except for Special Distributions).

(3)	Includes the expenses of Belport Capital Fund LLC (Belport Capital) and Belport Realty Corporation.

(4)	Includes Belport Capital’s share of Belvedere Capital Fund Company LLC’s (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio.

(5)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.

(6)	Average gross assets means the average daily amount of the value of all assets of Belport Capital (including Belport Capital’s interest in Belvedere Company and Belport Capital’s ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments), without reduction by any liabilities.

(7)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 3%, 6% and 7% for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Separate from its investment in the Portfolio through Belvedere Company, Belport Capital invests in real estate investments through a controlled subsidiary, Belport Realty Corporation (Belport Realty). Such investments include preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs), investments in real estate joint ventures (Real Estate Joint Ventures) and a tenancy-in-common interest in real property (Co-owned Property) held through Bel Stamford III LLC (Bel Stamford III).

2   Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the consolidated financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America (GAAP).

A  Principles of Consolidation — The consolidated financial statements include the accounts of Belport Capital and its subsidiaries (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

Investments in which the Fund cannot exercise a majority voting interest, but in which the Fund has the ability to exercise significant influence over operating and financial policies, are presented using the equity method and stated at fair value (Note 2E). Real Estate Joint Ventures and Co-owned Property are presented using the equity method. Under the equity method, Real Estate Joint Ventures and Co-owned Property are initially recognized on the Consolidated Statements of Assets and Liabilities at cost (provided such cost is indicative of fair value) and are subsequently adjusted to reflect the Fund’s proportionate share of the net increase (decrease) in net assets from operations of Real Estate Joint Ventures and Co-owned Property. Real Estate Joint Ventures and Co-owned Property are also adjusted to reflect distributions, contributions, advances in the form of loans, interest earned on advances and certain other adjustments, as appropriate.

B  Basis of Presentation — Belport Capital is an investment company and, as such, presents its assets at fair value. Fixed liabilities are generally stated at their principal value.

C  Cash — The Fund considers deposits in banks that can be liquidated without prior notice or penalty to be cash.

D  Investment Costs — The Fund’s investment assets were principally acquired through contributions of securities by Shareholders in exchange for Fund shares and through purchases of real estate investments. Upon receipt of securities from Shareholders, Belport Capital immediately exchanged the contributed securities for shares of Belvedere Company, and Belvedere Company, in turn, immediately thereafter exchanged the contributed securities for an interest in the Portfolio. The initial financial reporting cost basis of the Fund’s investments in contributed securities is the value of the contributed securities as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund’s investment in the Portfolio through Belvedere Company is the same as the contributing Shareholders’ basis in securities contributed to the Fund. The initial tax and financial reporting cost basis of the Fund’s real estate investments purchased by the Fund is the purchase cost.

E  Investment and Other Valuations — The Fund’s investments consist of shares of Belvedere Company, Partnership Preference Units, Real Estate Joint Ventures and Co-owned Property. The Fund may also invest cash on a temporary basis in short-term debt securities and Cash Management Portfolio (Cash Management), an affiliated investment company managed by Boston Management and Research (Boston Management), a subsidiary of Eaton Vance Management (Eaton Vance). Belvedere Company’s only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Valuation of securities by the Portfolio is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included elsewhere in this report. Additionally, Belport Capital has entered into interest rate swap

Belport Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

agreements (Note 10). Boston Management makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

Market prices for the Fund’s real estate investments (including Partnership Preference Units, Real Estate Joint Ventures and Co-owned Property) are not readily available. Such investments are stated in the Fund’s consolidated financial statements at fair value which represents the amount at which Boston Management, as manager of Belport Realty, believes the investment could be sold in a current transaction between market participants in an orderly transaction that is not a forced liquidation or distressed sale. In valuing these investments, Boston Management considers relevant factors, data and information.

The fair value of the Fund’s interests in Real Estate Joint Ventures is based primarily on annual appraisals (provided such appraisals are available) or interim valuations of the properties owned by such Real Estate Joint Ventures and an allocation of the equity value of a Real Estate Joint Venture between Belport Realty and the principal minority investor of the Real Estate Joint Venture or an affiliated company thereof (the Operating Partner). Appraisals and interim valuations of Real Estate Joint Venture properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact fair values have occurred since the most recent appraisal.

Appraisals of properties owned by Real Estate Joint Ventures are conducted by independent, licensed appraisers who are not affiliated with Eaton Vance or the Operating Partners. Such appraisers may perform other valuation services for the Fund. Each appraisal is conducted in accordance with the Uniform Standards of Professional Appraisal Practices (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser when determining fair value.

In deriving the fair value of a property, an appraiser considers numerous factors, including the expected future cash flows from the property, recent sale prices for similar properties and, if applicable, the replacement cost of the property, in order to derive an indication of the amount that a prudent, informed purchaser-investor would pay for the property. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Real Estate Joint Ventures were to change, it could materially impact the fair value of the Real Estate Joint Ventures.

When a property owned by a Real Estate Joint Venture has not been appraised (such as when the Real Estate Joint Venture recently acquired the property), Boston Management determines the fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property exclusive of certain legal and transaction costs, provided such amount is deemed indicative of fair value. Appraisals of newly acquired properties are conducted in the year following the acquisition. Interim valuations of properties owned by Real Estate Joint Ventures may be adjusted by Boston Management in accordance with the Fund’s valuation policies to reflect results of operations, distributions, significant changes in economic circumstances, recent independent valuations of similar properties and/or other relevant facts or circumstances.

Boston Management determines the fair value of the Fund’s equity interest in a Real Estate Joint Venture based on an estimate of the allocation of equity interests between Belport Realty and the Operating Partner. This allocation is generally calculated by a third party specialist, using current valuations of the properties owned by the Real Estate Joint Venture. The specialist uses a financial model that considers (i) the terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the expected duration of the joint venture, and (iii) the projected property values and cash flows from the properties based on estimates used in the property valuations. The estimated allocation of equity interests between Belport Realty and the Operating Partner of a Real Estate Joint Venture is prepared at least quarterly and reviewed by Boston Management. Interim allocations of equity interests may be conducted more frequently than quarterly if Boston Management determines that significant changes in economic circumstances that may materially impact the allocation of equity interests have occurred since the most recent allocation. If the estimate of the allocation of equity interests in the Real Estate Joint Venture were to change (for example, because the appraisers’ estimate of property values or projected cash flows of the Real Estate Joint Venture changed), it may materially impact the fair value of the Fund’s equity interest in the Real Estate Joint Venture.

Boston Management determines the fair value of Co-owned Property in the same manner used by a Real Estate Joint Venture (described above), applying the Fund’s ownership interest to the fair value of the property.

The fair value of the Partnership Preference Units is based on analysis and calculations performed primarily on a monthly basis by a third party service provider. The service provider calculates an estimated price and yield (before accrued distributions) for each issue of Partnership Preference Units based on descriptions of such issue provided by Boston Management and certain publicly available information including, but not limited to, the trading prices of publicly issued debt and/or preferred stock instruments of the same or similar issuers, which may be adjusted to reflect the illiquidity and other structural characteristics of the Partnership Preference Units (such as call provisions). Daily valuations of

Belport Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Partnership Preference Units are determined by adjusting prices from the service provider to account for accrued distributions under the terms of the Partnership Preference Units. If changes in relevant markets, events that materially affect an issuer or other events that have a significant effect on the price or yield of Partnership Preference Units occur, relevant prices or yields may be adjusted to take such occurrences into account.

Valuations of Partnership Preference Units are inherently uncertain because they are based on adjustments from the market prices of publicly traded debt and/or preferred stock instruments of the same or similar issuers to account for the Partnership Preference Units’ illiquidity, structural features (such as call provisions) and other relevant factors. Each month Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and judgments made by the service provider when determining the fair value of the Partnership Preference Units. If the assumptions and estimates used by the service provider to calculate prices for Partnership Preference Units were to change, it could materially impact the fair value of the Fund’s holdings of Partnership Preference Units.

Short-term debt securities with a remaining maturity of 60 days or less are generally valued at amortized cost. If short-term debt securities are acquired with a remaining maturity of more than 60 days, they will be valued by a pricing service.

Cash Management generally values its investment securities utilizing the amortized cost valuation technique permitted by Rule 2a-7 under the 1940 Act, pursuant to which Cash Management must comply with certain conditions. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, Cash Management may value its investment securities based on available market quotations provided by a pricing service.

Interest rate swap agreements are normally valued on the basis of valuations furnished by an independent pricing service. The valuations are based on the present value of fixed and projected floating rate cash flows over the term of the agreement. Future cash flows are discounted to their present value using swap curves provided by electronic data services or by broker/dealers.

Changes in the fair value of the Fund’s investments are recorded as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

F  Interest Rate Swaps — Belport Capital has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility (Note 11A) and to mitigate in part the impact of interest rate changes on Belport Capital’s net asset value. Pursuant to the agreements, Belport Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month London Interbank Offered Rate (LIBOR). Net interest paid and accrued or received and earned is recorded as realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statements of Operations.

G  Income — Belvedere Company’s net investment income or loss consists of Belvedere Company’s pro rata share of the net investment income or loss of the Portfolio, less all expenses of Belvedere Company, determined in accordance with GAAP.

The Fund’s net investment income or loss consists of the Fund’s pro rata share of the net investment income or loss of Belvedere Company, the Fund’s pro rata share of the net investment income or loss of Cash Management, plus all net investment income earned on the Fund’s real estate investments, less all expenses of the Fund, determined in accordance with GAAP.

Distributions from Partnership Preference Units are recorded on the ex-dividend date or on the date the Fund is informed of the distribution. Income or loss from the Real Estate Joint Ventures and Co-owned Property is recorded based on the Fund’s proportional interest in the net investment income or loss earned or incurred by the Real Estate Joint Ventures and Co-owned Property.

Interest income is recorded on the accrual basis.

H  Income Taxes — Belport Capital, Belvedere Company and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belport Capital, Belvedere Company and the Portfolio do not incur federal income tax liability, and the Shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of Belport Realty is to comply with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Belport Realty will generally not be subject to federal income tax to the extent that it distributes its taxable income to its stockholders each year and maintains its qualification as a REIT. The subsidiary of Belport Realty is treated as a pass-through entity for federal income tax purposes.

The Fund recognizes interest expense and penalties related to uncertain tax positions as tax expense when incurred.

Net investment income and capital gains determined in accordance with income tax regulations may differ from such amounts determined in accordance with GAAP. Such differences could be significant and are primarily due to

Belport Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

differences in the cost basis of securities and other contributed investments, depreciation of real estate assets, periodic payments made or received in connection with interest rate swap agreements and the character of distributions received from Belport Realty and real estate investments thereof.

The Fund files numerous U.S. federal, state and local income, and franchise tax returns. With few exceptions, the Fund is not subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2005.

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

L  Recently Issued Accounting Pronouncement — In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires certain disclosures about an entity’s derivative and hedging activities, including qualitative disclosures about the objectives and strategies for using derivative instruments and quantitative disclosures about fair value amounts, as well as gains and losses on derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 will not impact the Fund’s net asset value, financial condition or results of operations.

3   Fair Value Hierarchy

The Fund adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008, as required. SFAS No. 157 establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below.

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In accordance with SFAS No. 157, in determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Accordingly, when available, the Fund measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions about the inputs market participants would use in valuing the investment. As required by SFAS No. 157, investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified as Level 3 even though the valuation may include significant inputs that are readily observable.

The Fund’s investment in Belvedere Company is classified as Level 1 within the fair value hierarchy. The Fund’s investment in Cash Management and interest rate swap agreements are classified as Level 2 within the fair value hierarchy, while the Fund’s real estate investments are classified as Level 3 within the fair value hierarchy. The Fund’s assets classified as Level 3 as of December 31, 2008 represent 20.2% of the Fund’s total assets.

The following table presents for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of December 31, 2008.

Belport Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

		Fair Value Measurements at
	December 31,	December 31, 2008
Description	2008	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$845,480,051	$845,480,051	$—	$—
Partnership Preference Units	32,355,977	—	—	32,355,977
Real Estate Joint Ventures	173,949,254	—	—	173,949,254
Co-owned Property	8,017,684	—	—	8,017,684
Short-Term Investment	1,267,642	—	1,267,642	—

Total	$1,061,070,608	$845,480,051	$1,267,642	$214,322,915

Liabilities
Interest Rate Swap Agreements	$5,171,035	$—	$5,171,035	$—

Total	$5,171,035	$—	$5,171,035	$—

The following table presents the changes in the Level 3 fair value category for the year ended December 31, 2008. The Fund classifies investments as Level 3 within the fair value hierarchy when there is reliance on at least one significant unobservable input to the fair value measurement.

	Level 3 Fair Value Measurements for the
	Year Ended December 31, 2008
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total

Beginning balance as of January 1, 2008	$43,174,861	$267,723,969	$—	$310,898,830
Net realized gain (loss)	(134,159)	21,253	—	(112,906)
Net change in unrealized appreciation (depreciation)	(15,742,693)	(72,546,830)	(5,076,982)	(93,366,505)
Net purchases	5,057,968	—	12,656,650	17,714,618
Net investment income(1)	—	8,470,179	423,431	8,893,610
Other(2)	—	(29,719,317)	14,585	(29,704,732)
Net transfers in and/or out of Level 3	—	—	—	—

Ending balance as of December 31, 2008	$32,355,977	$173,949,254	$8,017,684	$214,322,915

Net change in unrealized appreciation (depreciation) from investments still held at December 31, 2008	$(15,719,690)	$(72,546,830)	$(5,076,982)	$(93,343,502)

(1)	Represents net investment income recorded using the equity method of accounting.

(2)	Represents distributions of earnings, return of capital, capital contributions, repayments of advances and interest received from advances recorded using the equity method of accounting.

4   Distributions to Shareholders

Belport Capital intends to distribute at the end of each year, or shortly thereafter, all of its net investment income, if any, and approximately 18% of its net realized capital gains, if any, each attributable to Shareholders on the distribution record date, other than precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event with respect to a security contributed by that Shareholder or such Shareholder’s predecessor in interest. In addition, whenever a distribution in respect of a precontribution gain is made, Belport Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) are made solely to the Shareholders to whom such realized precontribution gain is allocated. Special Distributions of $1,151,791 were accrued during the year ended December 31, 2008. There were no Special Distributions paid or accrued during the years ended December 31, 2007 and 2006.

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

Distributions made to Shareholders electing the Fund’s Estate Freeze feature will be paid, first, to holders of Preferred Shares to the extent of the unpaid cumulative annual priority return of the Preferred Shares and, second, to the holders of the associated Common Shares. Distributions made in respect of any realized precontribution gains and associated supplemental distributions will be apportioned between Preferred Shares and Common Shares consistent with the allocation to the Preferred Shares and Common Shares of such realized precontribution gains. It is expected that substantially all Belport Capital distributions in respect of Estate Freeze

Belport Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Shares will be paid to holders of Preferred Shares rather than holders of Common Shares. Distributions on Estate Freeze Shares may be reinvested in Belport Capital to purchase undivided Fund shares at the Fund’s net asset value per share on the date of reinvestment.

5   Shareholder Transactions

Belport Capital may issue an unlimited number of full and fractional Fund shares. Transactions in Fund shares were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Issued to Shareholders electing to receive payment of distributions in Fund shares	87,736	83,573	96,766
Redemptions	(3,403,416)	(1,161,315)	(922,338)

Net decrease	(3,315,680)	(1,077,742)	(825,572)

6   Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the years ended December 31, 2008, 2007 and 2006.

	Year Ended
	December 31,	December 31,	December 31,
Investment Transactions	2008	2007	2006

Decreases in investment in Belvedere Company	$355,594,403	$147,782,874	$108,671,123
Increases in Partnership Preference Units(1)	$6,121,803	$10,006,217	$17,509,490
Decreases in Partnership Preference Units(2)	$1,063,835	$549,372	$34,377,365
Increases in investment in Real Estate Joint Ventures	$—	$19,978,824	$121,916,253
Decreases in investment in Real Estate Joint Ventures	$29,719,317	$22,536,871	$104,173,538
Increases in investment in Co-owned Property(3)	$12,671,235	$—	$—

(1)	Increases in Partnership Preference Units for the year ended December 31, 2008 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management.

(2)	Decreases in Partnership Preference Units for the year ended December 31, 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a net realized gain of $999,700 was recognized.

(3)	Increases in investment in Co-owned Property for the year ended December 31, 2008 include the purchase of a Co-owned Property from the real estate investment affiliate of another investment fund advised by Boston Management (Note 9) for $12,656,650.

7   Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the years ended December 31, 2008, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses).

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Belvedere Company’s interest in the Portfolio(1)	$7,830,200,429	$14,763,099,076	$14,909,807,057
The Fund’s investment in Belvedere Company(2)	$845,480,051	$1,708,714,578	$1,776,440,628
Income allocated to Belvedere Company from the Portfolio	$270,863,516	$298,751,556	$255,986,139
Income allocated to the Fund from Belvedere Company	$30,594,549	$34,814,839	$31,079,176
Expenses allocated to Belvedere Company from the Portfolio	$53,705,900	$67,348,884	$62,097,585
Expenses allocated to the Fund from Belvedere Company(3)	$8,154,648	$10,575,719	$10,144,697
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to Belvedere Company from the Portfolio	$(203,248,973)	$581,142,259	$440,653,635
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to the Fund from Belvedere Company	$(21,282,958)	$67,455,190	$53,052,851
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the Portfolio	$(4,579,608,072)	$(99,671,823)	$1,164,296,884
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to the Fund from Belvedere Company	$(508,797,067)	$(11,637,486)	$140,912,609

Belport Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

(1)	As of December 31, 2008, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 73.9%, 74.3% and 73.1% of the Portfolio’s net assets, respectively.

(2)	As of December 31, 2008, 2007 and 2006, the Fund’s investment in Belvedere Company represents 10.8%, 11.6% and 11.9% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company represent:

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Expenses allocated from the Portfolio	$6,081,393	$7,851,078	$7,543,739
Servicing fee (see Note 12)	$2,010,619	$2,657,156	$2,537,493
Operating expenses	$62,636	$67,485	$63,465

8   Investment in Real Estate Joint Ventures

At December 31, 2008 and 2007, Belport Realty owned a majority economic interest in two Real Estate Joint Ventures, Monadnock Property Trust, LLC (Monadnock) and Bel Multifamily Property Trust (Bel Multifamily). Belport Realty acquired its investment in Monadnock in October 2001 and its investment in Bel Multifamily in March 2001.

A board of trustees or managers controls the business of each Real Estate Joint Venture. Each of Belport Realty and the unaffiliated minority investor of the Real Estate Joint Venture has representation on the board and the unanimous consent of the board is required for all major decisions (which include such actions as (i) capital transactions (i.e., acquisitions, dispositions or financings); (ii) organizational events (i.e., mergers or liquidation); and (iii) operating plans (i.e., annual budgets)). The board of each Real Estate Joint Venture has delegated the day-to-day administration of the Real Estate Joint Venture and the day-to-day management of its real properties to the Operating Partner. Through its control of the day-to-day operations of the Real Estate Joint Venture and its properties, as well as its required consent to all major decisions affecting the Real Estate Joint Venture, each Operating Partner has significant participating rights and responsibilities with respect to the Real Estate Joint Venture. The Operating Partners receive management-related fees from the Real Estate Joint Ventures and, in addition, are reimbursed for certain payroll and other direct expenses incurred.

Distributable cash flows from the Real Estate Joint Ventures are allocated per each Real Estate Joint Venture agreement in a manner that provides Belport Realty: 1) a priority with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belport Realty and the subordinated preferred return of each Operating Partner.

The Real Estate Joint Ventures are financed through mortgage notes secured by the real property held by the respective entities. The mortgage notes are without recourse to Fund Shareholders and generally without recourse to Belport Capital and Belport Realty. In the case of Bel Multifamily, there may be recourse to Belport Capital and Belport Realty for certain liabilities associated with fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions involving or affecting the real property subject to the mortgage notes.

Pursuant to an agreement with the Monadnock Operating Partner, Monadnock may be liquidated at any time upon unanimous consent of the board, or after September 13, 2010 either Belport Realty or the Monadnock Operating Partner can give notice to buy the other’s equity interest in Monadnock or to sell its own equity in Monadnock. Pursuant to an agreement with the Bel Multifamily Operating Partner, Bel Multifamily may be liquidated at any time upon unanimous consent of the board, or after February 22, 2010 either Belport Realty or the Bel Multifamily Operating Partner can give notice to buy the other’s equity interest in Bel Multifamily or to sell its own equity in Bel Multifamily.

During the years ended December 31, 2007 and 2006, Belport Capital loaned amounts to Monadnock. The notes bear interest on the outstanding principal amount at the rate of 8.75% per annum. The entire outstanding principal balance of the notes, plus all accrued unpaid interest thereon is due and payable at maturity, generally one year from the date of inception of each note. At December 31, 2008 and 2007, $2,940,617 and $22,531,816 of principal and accrued interest is outstanding and payable to Belport Capital, respectively.

Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	December 31,	December 31,
	2008	2007

Assets
Investment in real estate	$596,233,443	$649,629,791
Other assets	18,960,233	97,578,356

Total assets	$615,193,676	$747,208,147

Liabilities and Shareholders’ Equity
Mortgage notes payable(1)	$362,050,000	$362,050,000
Other liabilities	16,222,723	37,789,286

Total liabilities	$378,272,723	$399,839,286

Shareholders’ equity	$236,920,953	$347,368,861

Total liabilities and shareholders’ equity	$615,193,676	$747,208,147

Belport Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

(1)	The fair value of the mortgage notes payable is approximately $365,300,000 and $380,300,000 as of December 31, 2008 and 2007, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Revenues	$75,433,313	$74,825,569	$75,489,439
Expenses	66,272,070	59,183,143	61,358,258

Net investment income before realized and unrealized gain (loss)	$9,161,243	$15,642,426	$14,131,181
Realized gain (loss)	30,047	24,788,072	(5,980,656)
Change in net unrealized appreciation (depreciation)	(109,753,487)	(16,293,411)	64,600,381

Net investment income (loss)	$(100,562,197)	$24,137,087	$72,750,906

9   Investment in Co-owned Property

At December 31, 2008, Belport Realty held an investment in Co-owned Property through Bel Stamford III. Belport Realty acquired its investment in Bel Stamford III in June 2008. The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management. The Co-owned Property is financed through a mortgage note secured by the real property. The mortgage note is generally without recourse to Belport Capital and Belport Realty, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions.

10   Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility (Note 11A) and to mitigate in part the impact of interest rate changes on Belport Capital’s net asset value. Pursuant to the agreements, Belport Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Belport Capital is exposed to a risk of loss in the event of non-performance by the swap counterparty. Risks may arise from unanticipated movements in interest rates. Interest rate swap agreements at December 31, 2008 and 2007 are listed below.

				Initial
	Notional			Optional	Final	Unrealized Appreciation
	Amount			Termi-	Termi-	(Depreciation) at
Effective	(000’s	Fixed	Floating	nation	nation	December 31,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2008	2007

10/03(1)	$34,905	4.565%	LIBOR + 0.20%	3/05	6/10	$—	$177,737
10/03	46,160	4.045%	LIBOR + 0.20%	2/10	6/10	(1,326,906)	13,935
10/03	109,822	3.945%	LIBOR + 0.20%	—	6/10	(3,844,129)	98,042
1/08(2)	49,000	4.665%	LIBOR + 0.30%	3/08	6/10	—	—
9/08(1)	83,905	4.215%	LIBOR + 0.20%	12/08	6/10	—	—

						$(5,171,035)	$289,714

(1)	Interest rate swap agreement was terminated on an optional termination date.

(2)	In January 2008, an interest rate swap agreement was purchased from another investment fund advised by Boston Management. At such time of the purchase, the fair value of the open interest rate swap agreement was $39,699. Subsequent to the purchase, the interest rate swap agreement was terminated on an optional termination date. No gain or loss was recognized on the transaction.

11   Debt

A  Credit Facility — Belport Capital has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) (collectively, the Credit Facility). The Credit Facility expires on June 25, 2010. Belport Capital’s obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of the Real Estate Joint Ventures and Co-owned Property. Obligations under the Credit Facility are without recourse to Shareholders.

Belport Capital is required under the Credit Facility to maintain at all times a specified asset coverage ratio. The rights of the lender to receive payments of interest on and repayments of principal of borrowings will be senior to the rights of the Shareholders. Under the terms of the Credit Facility, Belport Capital is not permitted to make distributions of cash or securities while there is outstanding an event of default under the Credit Facility. During such periods, Belport Capital would not be able to honor redemption requests or make cash distributions.

The credit arrangement with DKH is a term loan facility that accrues interest at a rate of one-month LIBOR plus 0.20% per annum. During the year ended December 31, 2008, Belport Capital amended the credit arrangement

Belport Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

with DKH to increase the amount of the term loan by an aggregate amount of $77,000,000.

The credit arrangement with Merrill Lynch is a revolving loan facility in the amount of $114,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount and is included in Credit Facility interest expense in the accompanying consolidated financial statements. A letter of credit was issued as a substitute for funding certain mortgage escrow accounts required by the lender of Bel Multifamily. The letter of credit expires on June 30, 2009 and automatically extends for one-year periods not to extend beyond June 15, 2010.

The following table summarizes Belport Capital’s Credit Facility.

	At December 31, 2008	At December 31, 2007

Total amount available under the Credit Facility	$409,500,000	$332,500,000
DKH borrowings outstanding	$295,500,000	$218,500,000
Merrill Lynch borrowings outstanding
	$1,000,000	$87,500,000
Outstanding letters of credit	$1,618,185	$1,601,571

Borrowings under the Credit Facility have been used to purchase the Fund’s interests in real estate investments, to provide for the liquidity needs of the Fund and to pay selling commissions and organizational expenses. Additional borrowings under the Credit Facility may be made in the future for these purposes.

B  Average Borrowings and Average Interest Rate — During the year ended December 31, 2008, the average balance of borrowings under the Credit Facility was approximately $315,000,000 with a weighted average interest rate of 3.07%. The weighted average interest rate includes all costs of borrowings under the Credit Facility.

12   Management Fee and Other Transactions with Affiliates

Belport Capital and the Portfolio have engaged Boston Management as investment adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For each of the years ended December 31, 2008, 2007 and 2006, the advisory fee applicable to the Portfolio was 0.43% of average daily net assets.

Subject to the fee waiver described below, Boston Management is entitled to receive a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belport Capital. The term “gross assets” means the value of all of Belport Capital’s assets, including Belport Capital’s interest in Belvedere Company and Belport Capital’s ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, without reduction by any liabilities. Belport Realty pays Boston Management a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belport Realty. The term “gross assets” means the value of all assets of Belport Realty, including Belport Realty’s ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, without reduction by any liabilities.

As compensation for its services as placement agent, Belport Capital pays Eaton Vance Distributors, Inc. (EV Distributors) a monthly distribution fee at a rate of 1/120 of 1% (equivalent to 0.10% annually) of Belport Capital’s average daily net assets. Distribution fees accrue from Belport Capital’s initial closing, March 14, 2001, and continue for a period of ten years so long as such continuance is approved at least annually by Eaton Vance, Inc. as trustee of Eaton Vance. Distribution fees are subject to the fee waiver described below. As a result of the fee waiver, payment of distribution fees does not result in higher expenses for the Fund. Similarly, termination of distribution fees does not reduce Fund expenses.

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

Belport Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

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

The table below sets forth the fees paid or payable by, or allocable to, the Fund for the years ended December 31, 2008, 2007 and 2006 in connection with the services rendered by Eaton Vance and its affiliates.

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Advisory fee allocated to Belvedere Company from the Portfolio	$50,952,553	$64,755,126	$59,955,794
Advisory fee allocated to the Fund from Belvedere Company	$5,772,898	$7,548,548	$7,282,764
Advisory fee allocated to the Fund from Cash Management	$14,730	$24,536	$2,651
Advisory and administrative fees incurred directly by the Fund	$5,813,726	$6,523,286	$6,380,482
Distribution fee incurred directly by the Fund	$1,325,693	$1,799,873	$1,712,855
Reduction of advisory and administrative fees	$1,325,693	$1,799,873	$1,712,855
Servicing fee of Belvedere Company	$17,747,191	$22,797,451	$20,893,224
Servicing fee allocated to the Fund from Belvedere Company	$2,010,619	$2,657,156	$2,537,493
Servicing fee incurred directly by the Fund	$1,305,345	$1,842,120	$1,745,143
Servicing fee paid or accrued to subagents	$3,280,182	$4,454,181	$4,241,193

13   Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belport Capital invests in real estate investments through its subsidiary, Belport Realty. Belport Realty invests directly and indirectly in Partnership Preference Units, Real Estate Joint Ventures (Note 8) and Co-owned Property (Note 9). The Fund’s investment income from real estate investments primarily consists of distribution income from Partnership Preference Units and net investment income from Real Estate Joint Ventures and Co-owned Property.

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

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Investment income
The Portfolio*	$22,439,901	$24,239,120	$20,934,479
Real Estate	11,889,860	14,572,355	14,725,192
Unallocated	80,560	251,922	418,385

Total investment income	$34,410,321	$39,063,397	$36,078,056

Interest expense
The Portfolio*	$—	$776,150	$829,730
Real Estate	6,660,993	10,245,175	10,648,196
Unallocated(1)	2,992,620	4,501,668	2,350,900

Total interest expense	$9,653,613	$15,522,993	$13,828,826

Net realized gain (loss)
The Portfolio*	$(21,282,958)	$67,455,190	$53,052,851
Real Estate	(2,851,050)	20,200,493	(946,991)
Unallocated	—	—	—

Total net realized gain (loss)	$(24,134,008)	$87,655,683	$52,105,860

Belport Capital Fund LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Net change in unrealized appreciation (depreciation)
The Portfolio*	$(508,797,067)	$(11,637,486)	$140,912,609
Real Estate	(98,866,953)	(24,063,379)	39,307,841
Unallocated	—	—	—

Total net change in unrealized appreciation (depreciation)	$(607,664,020)	$(35,700,865)	$180,220,450

Net increase (decrease) in net assets from operations
The Portfolio*	$(508,634,295)	$77,945,204	$212,662,652
Real Estate	(100,338,428)	(3,354,918)	38,774,452
Unallocated(2)	(5,911,579)	(8,269,443)	(5,764,684)

Net increase (decrease) in net assets from operations	$(614,884,302)	$66,320,843	$245,672,420

	At December 31, 2008	At December 31, 2007

Segment assets
The Portfolio*	$845,480,051	$1,708,714,578
Real Estate	214,322,915	311,395,936
Unallocated(3)	1,520,639	6,608,498

Segment assets	$1,061,323,605	$2,026,719,012

Net assets
The Portfolio*	$843,319,543	$1,692,002,671
Real Estate	5,205,389	107,340,201
Unallocated(4)	(92,215,614)	(80,386,195)

Net assets	$756,309,318	$1,718,956,677

*	Belport Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated interest expense represents interest incurred on unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments.

(2)	Unallocated amounts pertain to the overall operation of Belport Capital and do not pertain to either segment. Included in this amount are primarily distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Distribution and servicing fees	$2,631,038	$3,641,993	$3,457,998
Interest expense on Credit Facility
	$2,992,620	$4,501,668	$2,350,900

(3)	Primarily includes cash held by the Fund and the Fund’s investment in Cash Management.

(4)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of December 31, 2008 and 2007, such borrowings totaled approximately $93,265,000 and $86,108,000, respectively.

14   Subsequent Event

On January 22, 2009, the Fund made a distribution of $1.27 per share to Shareholders of record on January 20, 2009.

Belport Capital Fund LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Belport Capital Fund LLC and Subsidiaries
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated portfolios of investments, of Belport Capital Fund LLC and subsidiaries (collectively, the Fund) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the three years in the period ended December 31, 2008. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2008 and 2007, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Belport Capital Fund LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations, the changes in their net assets, their cash flows, and the financial highlights for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the financial statements include investments whose fair values have been estimated by management in the absence of readily determinable fair values. Management’s estimates are based on information provided by the fund managers. As of December 31, 2008 and 2007, these investments were valued at $214,322,915 (28% of net assets) and $310,898,830 (18% of net assets), respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2009

Tax-Managed Growth Portfolio as of December 31, 2008

PORTFOLIO OF INVESTMENTS

Common Stocks — 97.6%
Security	Shares	Value

Aerospace & Defense — 4.4%

Boeing Co. (The)	992,637	$42,355,821
General Dynamics Corp.	1,127,800	64,950,002
Honeywell International, Inc.	293,134	9,623,589
Lockheed Martin Corp.	19,800	1,664,784
Northrop Grumman Corp.	3,054,737	137,585,354
Raytheon Co.	58,153	2,968,129
Rockwell Collins, Inc.	147,928	5,782,505
United Technologies Corp.	3,688,903	197,725,201

		$462,655,385

Air Freight & Logistics — 2.7%

CH Robinson Worldwide, Inc.	89,610	$4,931,238
FedEx Corp.	2,107,889	135,221,079
United Parcel Service, Inc., Class B	2,580,478	142,339,166

		$282,491,483

Airlines — 0.0%

Southwest Airlines Co.	21,029	$181,270

		$181,270

Auto Components — 0.1%

Johnson Controls, Inc.	740,109	$13,440,379
WABCO Holdings, Inc.	26,941	425,398

		$13,865,777

Automobiles — 0.0%

DaimlerChrysler AG	24,284	$929,592
General Motors Corp.	4,688	15,002
Harley-Davidson, Inc.	170,991	2,901,717

		$3,846,311

Beverages — 6.0%

Brown-Forman Corp., Class A	454,702	$23,017,015
Brown-Forman Corp., Class B	162,698	8,377,320
Coca-Cola Co. (The)	5,393,446	244,161,300
Coca-Cola Enterprises, Inc.	894,224	10,757,515
Molson Coors Brewing Co., Class B	186,000	9,099,120
PepsiCo, Inc.	6,239,512	341,738,072

		$637,150,342

Biotechnology — 2.0%

Amgen, Inc.(1)	2,949,116	$170,311,449
Biogen Idec, Inc.(1)	211,217	10,060,266
Genentech, Inc.(1)	10,909	904,465
Genzyme Corp.(1)	244,137	16,203,373
Gilead Sciences, Inc.(1)	250,207	12,795,586

		$210,275,139

Building Products — 0.1%

Masco Corp.	625,566	$6,962,550

		$6,962,550

Capital Markets — 2.9%

Ameriprise Financial, Inc.	80,154	$1,872,397
Bank of New York Mellon Corp. (The)	901,594	25,542,158
Charles Schwab Corp. (The)	746,547	12,071,665
Credit Suisse Group	155,136	4,347,620
E*Trade Financial Corp.(1)	45,935	52,825
Federated Investors, Inc., Class B	490,820	8,324,307
Franklin Resources, Inc.	539,468	34,407,269
Goldman Sachs Group, Inc.	786,102	66,339,148
Legg Mason, Inc.	104,784	2,295,817
Merrill Lynch & Co., Inc.	1,782,135	20,744,051
Morgan Stanley	2,855,276	45,798,627
Northern Trust Corp.	732,152	38,174,405
Piper Jaffray Cos., Inc.(1)	8,742	347,582
Raymond James Financial, Inc.	157,500	2,697,975
State Street Corp.	533,812	20,994,826
T. Rowe Price Group, Inc.	341,862	12,115,589
UBS AG(1)	162,604	2,325,237
Waddell & Reed Financial, Inc., Class A	273,635	4,230,397

		$302,681,895

Chemicals — 0.9%

Arch Chemicals, Inc.	4,950	$129,046
Ashland, Inc.	39,261	412,633
Dow Chemical Co. (The)	230,743	3,481,912
E.I. Du Pont de Nemours & Co.	1,045,100	26,441,030
Ecolab, Inc.	414,911	14,584,122
Monsanto Co.	29,739	2,092,139
Olin Corp.	9,900	178,992
PPG Industries, Inc.	14,262	605,137
Rohm and Haas Co.	2,380	147,060
Sigma-Aldrich Corp.	1,049,102	44,314,068
Valspar Corp. (The)	100,000	1,809,000

		$94,195,139

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2008

PORTFOLIO OF INVESTMENTS CONT’D

Security	Shares	Value

Commercial Banks — 3.9%

Associated Banc-Corp.	34,850	$729,410
Banco Bilbao Vizcaya Argentaria SA ADR	38,112	476,019
Bank of Hawaii Corp.	69,735	3,149,930
Bank of Montreal	33,047	848,977
BB&T Corp.	1,617,758	44,423,635
City National Corp.	143,260	6,976,762
Comerica, Inc.	304,100	6,036,385
Fifth Third Bancorp	2,991,834	24,712,549
First Horizon National Corp.	67,880	717,488
HSBC Holdings PLC	220,592	2,189,197
HSBC Holdings PLC ADR	144,953	7,054,862
Huntington Bancshares, Inc.	65,227	499,639
KeyCorp	202,168	1,722,471
M&T Bank Corp.	61,835	3,549,947
Marshall & Ilsley Corp.	637,709	8,698,351
National City Corp.	859,198	1,555,148
PNC Financial Services Group, Inc.	44,421	2,176,629
Regions Financial Corp.	903,107	7,188,732
Royal Bank of Canada	661,987	19,634,534
Societe Generale	1,092,615	55,431,645
SunTrust Banks, Inc.	704,801	20,819,822
Synovus Financial Corp.	390,874	3,244,254
Toronto-Dominion Bank	17,915	642,611
Trustmark Corp.	205,425	4,435,126
U.S. Bancorp	4,035,158	100,919,302
Valley National Bancorp	5,490	111,172
Wells Fargo & Co.	2,783,404	82,054,750
Westamerica Bancorporation	1,968	100,663
Zions Bancorporation	63,409	1,554,155

		$411,654,165

Commercial Services & Supplies — 0.2%

Avery Dennison Corp.	56,594	$1,852,322
Cintas Corp.	278,355	6,466,187
Herman Miller, Inc.	119,000	1,550,570
HNI Corp.	291,437	4,616,362
PHH Corp.(1)	20,068	255,466
Pitney Bowes, Inc.	39,187	998,485
Republic Services, Inc.	270,000	6,693,300
RR Donnelley & Sons Co.	6,683	90,755
Waste Management, Inc.	111,460	3,693,784

		$26,217,231

Communications Equipment — 3.3%

Alcatel SA ADR(1)	9,921	$21,330
Cisco Systems, Inc.(1)	9,198,659	149,938,142
Corning, Inc.	3,668,877	34,964,398
EchoStar Corp., Class A(1)	7,030	104,536
Juniper Networks, Inc.(1)	136,892	2,396,979
Motorola, Inc.	1,155,507	5,118,896
Nokia Oyj ADR	1,879,894	29,326,346
QUALCOMM, Inc.	3,496,175	125,267,950
Research In Motion, Ltd.(1)	37,000	1,501,460

		$348,640,037

Computers & Peripherals — 2.8%

Apple, Inc.(1)	299,506	$25,562,837
Dell, Inc.(1)	4,083,589	41,815,951
EMC Corp.(1)	1,744,558	18,265,522
Hewlett-Packard Co.	915,206	33,212,826
International Business Machines Corp.	1,723,398	145,041,176
Lexmark International, Inc., Class A(1)	941,079	25,315,025
NetApp, Inc.(1)	417,589	5,833,718

		$295,047,055

Construction & Engineering — 0.0%

Jacobs Engineering Group, Inc.(1)	85,889	$4,131,261

		$4,131,261

Construction Materials — 0.2%

CRH PLC	157,939	$4,060,766
Vulcan Materials Co.	201,862	14,045,558

		$18,106,324

Consumer Finance — 0.6%

American Express Co.	719,995	$13,355,907
Capital One Financial Corp.	1,138,005	36,290,979
Discover Financial Services	1,155,162	11,008,694
SLM Corp.(1)	11,082	98,630

		$60,754,210

Containers & Packaging — 0.1%

Bemis Co., Inc.	184,455	$4,367,894
Sonoco Products Co.	38,555	892,934
Temple-Inland, Inc.	90,660	435,168

		$5,695,996

Distributors — 0.1%

Genuine Parts Co.	188,424	$7,133,733

		$7,133,733

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2008

PORTFOLIO OF INVESTMENTS CONT’D

Security	Shares	Value

Diversified Consumer Services — 0.3%

Apollo Group, Inc., Class A(1)	23,312	$1,786,165
H&R Block, Inc.	1,509,999	34,307,177

		$36,093,342

Diversified Financial Services — 1.4%

Bank of America Corp.	3,316,583	$46,697,489
Citigroup, Inc.	1,279,769	8,587,250
CME Group, Inc.	12,251	2,549,556
ING Groep NV ADR	191,170	2,121,987
IntercontinentalExchange, Inc.(1)	13,162	1,085,075
JPMorgan Chase & Co.	2,676,595	84,393,040
Moody’s Corp.	319,602	6,420,804

		$151,855,201

Diversified Telecommunication Services — 1.5%

AT&T, Inc.	1,555,570	$44,333,745
Deutsche Telekom AG ADR	1,759,603	26,921,926
Embarq Corp.	10,156	365,210
Fairpoint Communications, Inc.	6,918	22,691
McLeod USA, Inc., Class A(1)(2)	947	0
Telefonos de Mexico SA de CV ADR	1,899,435	39,774,169
Telmex Internacional SAB de CV ADR	1,827,270	20,757,787
Verizon Communications, Inc.	511,744	17,348,122
Windstream Corp.	906,263	8,337,620

		$157,861,270

Electric Utilities — 0.6%

Duke Energy Corp.	432,532	$6,492,305
Exelon Corp.	1,011,736	56,262,639
Southern Co. (The)	68,451	2,532,687

		$65,287,631

Electrical Equipment — 0.9%

Emerson Electric Co.	2,382,026	$87,205,972
Rockwell Automation, Inc.	127,400	4,107,376
Roper Industries, Inc.	46,244	2,007,452
Sunpower Corp., Class B(1)	14,465	440,315

		$93,761,115

Electronic Equipment, Instruments & Components — 0.1%

Agilent Technologies, Inc.(1)	459,702	$7,185,142
Arrow Electronics, Inc.(1)	8,750	164,850
Flextronics International, Ltd.(1)	185,308	474,388
Jabil Circuit, Inc.	43,281	292,147
National Instruments Corp.	35,783	871,674
Plexus Corp.(1)	135,900	2,303,505
Tyco Electronics, Ltd.	18,012	291,975

		$11,583,681

Energy Equipment & Services — 0.7%

Baker Hughes, Inc.	136,681	$4,383,360
Halliburton Co.	846,691	15,392,842
Schlumberger, Ltd.	1,172,630	49,637,428
Transocean, Ltd.(1)	81,993	3,874,169

		$73,287,799

Food & Staples Retailing — 3.3%

Costco Wholesale Corp.	913,115	$47,938,537
CVS Caremark Corp.	2,410,490	69,277,483
Kroger Co. (The)	1,308,723	34,563,374
Safeway, Inc.	321,316	7,637,681
Sysco Corp.	2,086,741	47,869,839
Walgreen Co.	963,359	23,766,067
Wal-Mart Stores, Inc.	2,041,850	114,466,111

		$345,519,092

Food Products — 2.0%

Archer-Daniels-Midland Co.	1,574,460	$45,391,682
Campbell Soup Co.	54,780	1,643,948
ConAgra Foods, Inc.	184,395	3,042,517
Del Monte Foods Co.	21,341	152,375
General Mills, Inc.	28,272	1,717,524
H.J. Heinz Co.	124,700	4,688,720
Hershey Co. (The)	518,481	18,012,030
J.M. Smucker Co. (The)	1,333	57,799
Kellogg Co.	5,556	243,631
Kraft Foods, Inc., Class A	293,367	7,876,904
Nestle SA	2,750,000	108,894,892
Sara Lee Corp.	2,445,964	23,945,988
Unilever NV	72,175	1,771,896
Unilever PLC ADR	1,755	40,400

		$217,480,306

Health Care Equipment & Supplies — 1.3%

Baxter International, Inc.	244,090	$13,080,783
Becton, Dickinson & Co.	63,708	4,356,990
Boston Scientific Corp.(1)	1,118,559	8,657,647
Covidien, Ltd.	194,108	7,034,474
Hospira, Inc.(1)	110,611	2,966,587

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2008

PORTFOLIO OF INVESTMENTS CONT’D

Security	Shares	Value

Health Care Equipment & Supplies (continued)

Medtronic, Inc.	2,622,356	$82,394,425
St. Jude Medical, Inc.(1)	126,830	4,180,317
Stryker Corp.	167,047	6,673,528
Zimmer Holdings, Inc.(1)	273,488	11,054,385

		$140,399,136

Health Care Providers & Services — 1.6%

AmerisourceBergen Corp.	368,948	$13,156,686
Cardinal Health, Inc.	1,851,953	63,836,820
CIGNA Corp.	49,467	833,519
Express Scripts, Inc.(1)	196,994	10,830,730
Henry Schein, Inc.(1)	840,737	30,846,641
IMS Health, Inc.	120,055	1,820,034
McKesson Corp.	6,462	250,273
Medco Health Solutions, Inc.(1)	340,775	14,281,880
PharMerica Corp.(1)	30,682	480,787
UnitedHealth Group, Inc.	405,450	10,784,970
WellPoint, Inc.(1)	604,715	25,476,643

		$172,598,983

Hotels, Restaurants & Leisure — 1.1%

Carnival Corp., Unit	542,168	$13,185,526
Darden Restaurants, Inc.	147,345	4,152,182
International Game Technology	459,500	5,463,455
Interval Leisure Group, Inc.(1)	85,966	463,357
Marriott International, Inc., Class A	424,554	8,257,575
McDonald’s Corp.	896,673	55,764,094
Starbucks Corp.(1)	2,248,271	21,268,644
Wyndham Worldwide Corp.	80,271	525,775
Yum! Brands, Inc.	247,273	7,789,099

		$116,869,707

Household Durables — 0.1%

Blyth, Inc.	46,500	$364,560
D.R. Horton, Inc.	417,028	2,948,388
Fortune Brands, Inc.	115,478	4,766,932
Leggett & Platt, Inc.	365,903	5,558,067
Newell Rubbermaid, Inc.	101,321	990,919

		$14,628,866

Household Products — 3.4%

Clorox Co. (The)	31,145	$1,730,416
Colgate-Palmolive Co.	687,088	47,093,012
Energizer Holdings, Inc.(1)	76,555	4,144,688
Kimberly-Clark Corp.	566,254	$29,864,236
Procter & Gamble Co.	4,466,728	276,133,125

		$358,965,477

Independent Power Producers & Energy Traders — 0.0%

AES Corp. (The)(1)	133,519	$1,100,197

		$1,100,197

Industrial Conglomerates — 2.1%

3M Co.	940,577	$54,120,801
General Electric Co.	10,426,568	168,910,402
Textron, Inc.	18,236	252,933
Tyco International, Ltd.	27,264	588,902

		$223,873,038

Insurance — 4.2%

Aegon NV ADR	5,178,488	$31,329,852
Aflac, Inc.	2,234,214	102,416,370
Allstate Corp. (The)	191,053	6,258,896
AON Corp.	298,634	13,641,601
Arthur J. Gallagher & Co.	454,092	11,765,524
Berkshire Hathaway, Inc., Class A(1)	633	61,147,800
Berkshire Hathaway, Inc., Class B(1)	40,240	129,331,360
Chubb Corp.	28,354	1,446,054
Cincinnati Financial Corp.	135,528	3,939,799
Hartford Financial Services Group, Inc.	19,476	319,796
Lincoln National Corp.	105,180	1,981,591
Manulife Financial Corp.	246,658	4,200,586
Marsh & McLennan Cos., Inc.	407,693	9,894,709
MetLife, Inc.	81	2,824
Old Republic International Corp.	288,810	3,442,615
Progressive Corp.	2,604,179	38,567,891
Torchmark Corp.	318,929	14,256,126
Travelers Companies, Inc. (The)	341,416	15,432,003
UnumProvident Group	39,000	725,400

		$450,100,797

Internet & Catalog Retail — 0.1%

Amazon.com, Inc.(1)	43,801	$2,246,115
Expedia, Inc.(1)	403,096	3,321,511
HSN, Inc.(1)	80,619	586,100
IAC/InterActiveCorp(1)	214,916	3,380,629
Ticketmaster(1)	80,619	517,574

		$10,051,929

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2008

PORTFOLIO OF INVESTMENTS CONT’D

Security	Shares	Value

Internet Software & Services — 1.0%

eBay, Inc.(1)	1,266,744	$17,683,746
Google, Inc., Class A(1)	266,296	81,925,964
VeriSign, Inc.(1)	14,758	281,583

		$99,891,293

IT Services — 2.3%

Accenture, Ltd., Class A	2,739,520	$89,828,861
Acxiom Corp.	68,785	557,846
Automatic Data Processing, Inc.	1,339,373	52,690,934
Broadridge Financial Solutions, Inc.	18,597	233,206
Computer Sciences Corp.(1)	226,702	7,966,308
DST Systems, Inc.(1)	21,782	827,280
Fiserv, Inc.(1)	347,355	12,633,301
Metavante Technologies, Inc.(1)	178,913	2,882,288
Paychex, Inc.	974,686	25,614,748
Total System Services, Inc.	150,166	2,102,324
Western Union Co.	3,316,445	47,557,821

		$242,894,917

Leisure Equipment & Products — 0.0%

Eastman Kodak Co.	3,787	$24,918
Mattel, Inc.	22,565	361,040

		$385,958

Life Sciences Tools & Services — 0.2%

Dionex Corp.(1)	37,300	$1,672,905
Life Technologies Corp.(1)	693,826	16,173,084
PerkinElmer, Inc.	34,000	472,940
Thermo Fisher Scientific, Inc.(1)	18,700	637,109

		$18,956,038

Machinery — 2.7%

Caterpillar, Inc.	210,505	$9,403,258
Danaher Corp.	1,680,242	95,118,500
Deere & Co.	2,623,301	100,524,894
Dover Corp.	640,904	21,098,560
Illinois Tool Works, Inc.	1,758,203	61,625,015
ITT Industries, Inc.	8,428	387,604
Parker Hannifin Corp.	44,877	1,909,068

		$290,066,899

Media — 3.8%

Ascent Media Corporation, Series A(1)	755	$16,489
CBS Corp., Class B	260,867	2,136,501
Comcast Corp., Class A	2,768,076	46,725,123
Comcast Corp., Class A Special	3,535,740	57,102,201
Discovery Communications, Series A(1)	7,555	106,979
Discovery Holding, Series C(1)	7,555	101,161
DISH Network Corp., Class A(1)	35,150	389,813
Entercom Communications Corp.	200,000	246,000
Gannett Co., Inc.	352,537	2,820,296
Havas Advertising	1,852,368	3,839,052
Idearc, Inc.	6,790	577
Interpublic Group of Cos., Inc.(1)	727,490	2,880,860
Liberty Capital, Class A(1)	7,556	35,589
Liberty Global, Inc., Series A(1)	2,381	37,905
Liberty Global, Inc., Series C(1)	2,382	36,159
Liberty Media Corp., — Entertainment(1)	30,221	528,263
Liberty Media Corp., — Interactive, Class A(1)	11,902	37,134
Live Nation, Inc.(1)	8,750	50,225
McGraw-Hill Cos., Inc. (The)	299,599	6,947,701
New York Times Co. (The), Class A	20,315	148,909
News Corp., Class A	188,031	1,709,202
Omnicom Group, Inc.	4,702,944	126,603,252
Publicis Groupe	182,111	4,699,915
Time Warner, Inc.	2,226,668	22,400,280
Viacom, Inc., Class A(1)	4,000	80,480
Viacom, Inc., Class B(1)	277,934	5,297,422
Vivendi SA	128,988	4,204,244
Walt Disney Co.	4,881,837	110,768,882
Washington Post Co., Class B	9,252	3,610,593
WPP PLC, ADR	46,597	1,378,805

		$404,940,012

Metals & Mining — 0.0%

Alcoa, Inc.	85,947	$967,763

		$967,763

Multiline Retail — 1.2%

Dollar Tree, Inc.(1)	30,000	$1,254,000
JC Penney Co., Inc.	89,269	1,758,599
Macy’s, Inc.	122,300	1,265,805
Nordstrom, Inc.	131,384	1,748,721
Sears Holdings Corp.(1)	4,107	159,639
Target Corp.	3,610,145	124,658,307

		$130,845,071

Multi-Utilities — 0.0%

Ameren Corp.	5,000	$166,300
PG&E Corp.	3,000	116,130

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2008

PORTFOLIO OF INVESTMENTS CONT’D

Security	Shares	Value

Multi-Utilities (continued)

Wisconsin Energy Corp.	9,576	$402,000

		$684,430

Office Electronics — 0.0%

Zebra Technologies Corp., Class A(1)	13,500	$273,510

		$273,510

Oil, Gas & Consumable Fuels — 11.6%

Anadarko Petroleum Corp.	4,381,890	$168,921,859
Apache Corp.	2,146,567	159,983,638
BP PLC ADR	3,875,851	181,157,276
Chevron Corp.	685,174	50,682,321
ConocoPhillips	4,816,797	249,510,085
Devon Energy Corp.	568,771	37,373,942
El Paso Corp.	94,925	743,263
Exxon Mobil Corp.	4,452,265	355,424,316
Hess Corp.	35,579	1,908,458
Marathon Oil Corp.	177,334	4,851,858
Murphy Oil Corp.	78,679	3,489,414
Royal Dutch Shell PLC ADR, Class A	150,686	7,977,317
Royal Dutch Shell PLC ADR, Class B	9,594	493,419
Spectra Energy Corp.	263,315	4,144,578
Williams Cos., Inc.	223,515	3,236,497

		$1,229,898,241

Paper and Forest Products — 0.0%

International Paper Co.	51,476	$607,417
Neenah Paper, Inc.	5,558	49,133
Weyerhaeuser Co.	60,074	1,838,865

		$2,495,415

Personal Products — 0.0%

Avon Products, Inc.	10,400	$249,912
Estee Lauder Cos., Inc., Class A	13,035	403,564

		$653,476

Pharmaceuticals — 11.0%

Abbott Laboratories	3,835,322	$204,691,135
Allergan, Inc.	282,562	11,392,900
Bristol-Myers Squibb Co.	3,010,623	69,996,985
Eli Lilly & Co.	4,226,058	170,183,356
Forest Laboratories, Inc.(1)	56,729	1,444,888
GlaxoSmithKline PLC ADR	463,128	17,260,781
Johnson & Johnson	3,845,002	230,046,470
King Pharmaceuticals, Inc.(1)	152,305	1,617,479
Merck & Co., Inc.	2,102,875	63,927,400
Mylan, Inc.(1)	6,832	67,568
Novo Nordisk A/S ADR	365,229	18,769,118
Pfizer, Inc.	12,637,265	223,805,963
Schering-Plough Corp.	1,809,226	30,811,119
Teva Pharmaceutical Industries, Ltd. ADR	1,671,886	71,172,187
Watson Pharmaceuticals, Inc.(1)	508,293	13,505,345
Wyeth	917,013	34,397,158

		$1,163,089,852

Real Estate Investment Trusts (REITs) — 0.3%

Essex Property Trust, Inc.	363,000	$27,825,438

		$27,825,438

Real Estate Management & Development — 0.0%

Forest City Enterprises, Inc., Class A	56,500	$378,550
Forestar Real Estate Group, Inc.(1)	30,220	287,694

		$666,244

Road & Rail — 0.1%

Avis Budget Group, Inc.(1)	39,921	$27,945
Burlington Northern Santa Fe Corp.	55,883	4,230,902
CSX Corp.	3,276	106,372
Norfolk Southern Corp.	15,220	716,101
Union Pacific Corp.	132,257	6,321,885

		$11,403,205

Semiconductors & Semiconductor Equipment — 2.1%

Analog Devices, Inc.	585,574	$11,137,617
Applied Materials, Inc.	1,065,614	10,794,670
Broadcom Corp., Class A(1)	976,646	16,573,683
Cypress Semiconductor Corp.(1)	52,742	235,757
Intel Corp.	11,061,951	162,168,202
KLA-Tencor Corp.	148,373	3,233,048
Linear Technology Corp.	123,388	2,729,343
LSI Corp.(1)	3,023	9,946
Maxim Integrated Products, Inc.	263,099	3,004,591
Texas Instruments, Inc.	584,196	9,066,722
Verigy, Ltd.(1)	3,643	35,046
Xilinx, Inc.	24,830	442,471

		$219,431,096

Software — 2.7%

Activision Blizzard, Inc.(1)	96,350	$832,464
Adobe Systems, Inc.(1)	490,317	10,438,849

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2008

PORTFOLIO OF INVESTMENTS CONT’D

Security	Shares	Value

Software (continued)

CA, Inc.	46,136	854,900
Compuware Corp.(1)	150,944	1,018,872
Electronic Arts, Inc.(1)	21,405	343,336
Microsoft Corp.	6,994,700	135,976,968
Oracle Corp.(1)	7,082,605	125,574,587
SAP AG ADR	200,000	7,244,000
Symantec Corp.(1)	225,808	3,052,924

		$285,336,900

Specialty Retail — 1.6%

Abercrombie & Fitch Co., Class A	4,015	$92,626
Best Buy Co., Inc.	280,415	7,882,466
Collective Brands, Inc.(1)	23,100	270,732
Gap, Inc. (The)	89,138	1,193,558
Home Depot, Inc.	4,155,205	95,652,819
Limited Brands, Inc.	46,651	468,376
Lowe’s Companies, Inc.	1,049,622	22,587,865
RadioShack Corp.	74,318	887,357
Sherwin-Williams Co. (The)	500	29,875
Staples, Inc.	275,430	4,935,706
TJX Companies, Inc. (The)	1,701,405	34,997,901

		$168,999,281

Textiles, Apparel & Luxury Goods — 1.6%

Coach, Inc.(1)	707,850	$14,702,044
Hanesbrands, Inc.(1)	344,733	4,395,346
Nike, Inc., Class B	3,058,444	155,980,644

		$175,078,034

Thrifts & Mortgage Finance — 0.0%

Guaranty Financial Group, Inc.(1)	30,220	$78,874
Tree.com, Inc.(1)	13,436	34,934

		$113,808

Tobacco — 0.3%

Altria Group, Inc.	367,096	$5,528,466
Philip Morris International, Inc.	581,956	25,320,906

		$30,849,372

Wireless Telecommunication Services — 0.1%

America Movil SAB de CV ADR, Series L	22,000	$681,780
Sprint Nextel Corp.(1)	341,783	625,463
Telephone and Data Systems, Inc.	9,252	293,751
Telephone and Data Systems, Inc., Special Shares	24,636	692,272
Vodafone Group PLC ADR	295,234	6,034,582

		$8,327,848

Total Common Stocks
(identified cost $10,550,969,847)		$10,347,076,971

Convertible Preferred Stocks — 0.0%
Security	Shares	Value

Independent Power Producers & Energy Traders — 0.0%

Enron Corp.(1)(2)	11,050	$0

		$0

Total Convertible Preferred Stocks
(identified cost $16,626,069)		$0

Other Investments — 0.0%
Security	Shares	Value

Commercial Banks — 0.0%

Wachovia Corp. (Dividend Equalization Preferred Shares)(1)	166,518	$233

		$233

Software — 0.0%

Seagate Technology, Inc. (Tax Refund Rights)(1)(2)	197,392	$0

		$0

Total Other Investments
(identified cost $39,407)		$233

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2008

PORTFOLIO OF INVESTMENTS CONT’D

Short-Term Investments — 2.2%
	Interest
Description	(000’s omitted)	Value

Cash Management Portfolio, 0.75%(3)	$229,517	$229,517,194

Total Short-Term Investments
(identified cost $229,517,194)		$229,517,194

Total Investments — 99.8%
(identified cost $10,797,152,517)		$10,576,594,398

Other Assets, Less Liabilities — 0.2%		$26,148,658

Net Assets — 100.0%		$10,602,743,056

Industry classifications included in the Portfolio of Investments are unaudited.

ADR - American Depository Receipt

(1)	Non-income producing security.

(2)	Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.

(3)	Affiliated investment company available to Eaton Vance portfolios and funds which invests in high quality, U.S. dollar denominated money market instruments. The rate shown is the annualized seven-day yield as of December 31, 2008.

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2008

FINANCIAL STATEMENTS

Statement of Assets and Liabilities

As of December 31, 2008

Assets

Unaffiliated investments, at value (identified cost, $10,567,635,323)	$10,347,077,204
Affiliated investment, at value (identified cost, $229,517,194)	229,517,194
Cash	22
Receivable for investments sold	5,765,473
Dividends and interest receivable	22,284,665
Interest receivable from affiliated investment	192,921
Tax reclaims receivable	2,162,674

Total assets	$10,607,000,153

Liabilities

Payable to affiliate for investment adviser fee	$3,828,744
Payable to affiliate for Trustees’ fees	12,625
Other accrued expenses	415,728

Total liabilities	$4,257,097

Net Assets applicable to investors’ interest in Portfolio	$10,602,743,056

Sources of Net Assets

Net proceeds from capital contributions and withdrawals	$10,823,189,388
Net unrealized depreciation (computed on the basis of identified cost)	(220,446,332)

Total	$10,602,743,056

Statement of Operations

For the Year Ended
December 31, 2008

Investment Income

Dividends (net of foreign taxes, $4,150,695)	$357,093,826
Interest	1,818
Securities lending income, net	806,938
Interest income allocated from affiliated investments	5,248,681
Expenses allocated from affiliated investments	(977,493)

Total investment income	$362,173,770

Expenses

Investment adviser fee	$68,300,344
Trustees’ fees and expenses	44,841
Custodian fee	2,231,797
Legal and accounting services	211,545
Miscellaneous	225,600

Total expenses	$71,014,127

Deduct — Reduction of custodian fee	$16

Total expense reductions	$16

Net expenses	$71,014,111

Net investment income	$291,159,659

Realized and Unrealized Gain (Loss)

Net realized gain (loss) —
Investment transactions (identified cost basis)(1)	$(57,616,352)
Foreign currency transactions	15,235

Net realized loss	$(57,601,117)

Change in unrealized appreciation (depreciation) —
Investments (identified cost basis)	$(6,326,837,211)
Foreign currency	(79,409)

Net change in unrealized appreciation (depreciation)	$(6,326,916,620)

Net realized and unrealized loss	$(6,384,517,737)

Net decrease in net assets from operations	$(6,093,358,078)

(1)	Includes net realized gains of $440,338,417 from redemptions in-kind.

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2008

FINANCIAL STATEMENTS CONT’D

Statements of Changes in Net Assets

	Year Ended	Year Ended
Increase (Decrease) in Net Assets	December 31, 2008	December 31, 2007

From operations —
Net investment income	$291,159,659	$313,617,864
Net realized gain (loss) from investment and foreign currency transactions	(57,601,117)	891,474,938
Net change in unrealized appreciation (depreciation) of investments and foreign currency	(6,326,916,620)	(239,534,188)

Net increase (decrease) in net assets from operations	$(6,093,358,078)	$965,558,614

Capital transactions —
Contributions	$1,174,044,484	$1,526,283,139
Withdrawals	(4,342,104,580)	(3,014,972,770)

Net decrease in net assets from capital transactions	$(3,168,060,096)	$(1,488,689,631)

Net decrease in net assets	$(9,261,418,174)	$(523,131,017)

Net Assets

At beginning of year	$19,864,161,230	$20,387,292,247

At end of year	$10,602,743,056	$19,864,161,230

See notes to financial statements

Tax-Managed Growth Portfolio as of December 31, 2008

FINANCIAL STATEMENTS CONT’D

Supplementary Data

	Year Ended December 31,

	2008	2007	2006	2005		2004

Ratios/Supplemental Data

Ratios (As a percentage of average daily net assets):
Expenses before custodian fee reduction(1)	0.45%	0.44%	0.45%	0.45	%(2)	0.45	%(2)
Net investment income	1.84%	1.52%	1.39%	1.25	%(2)	1.18	%(2)
Portfolio Turnover(3)	1%	2%	1%	0	%(4)	3%

Total Return	(32.76)%	4.72%	13.69%	4.70%		9.67%

Net assets, end of year (000’s omitted)	$10,602,743	$19,864,161	$20,387,292	$19,032,607		$19,141,142

(1)	Excludes the effect of custody fee credits, if any, of less than 0.005%.

(2)	The investment adviser waived a portion of its investment adviser fee equal to less than 0.01% and 0.01% of average daily net assets for 2005 and 2004, respectively.

(3)	Excludes the value of the portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of the Portfolio including in-kind contributions and distributions was 3%, 6%, 7%, 6% and 10% for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(4)	Amounts to less than 1%.

Tax-Managed Growth Portfolio as of December 31, 2008

NOTES TO FINANCIAL STATEMENTS

1   Significant Accounting Policies

Tax-Managed Growth Portfolio (the Portfolio) is a New York trust registered under the Investment Company Act of 1940, as amended (the 1940 Act), as a diversified, open-end management investment company. The Portfolio’s investment objective is to achieve long-term, after-tax returns for its interestholders through investing in a diversified portfolio of equity securities. The Declaration of Trust permits the Trustees to issue interests in the Portfolio. At December 31, 2008, Eaton Vance Tax-Managed Growth Fund 1.0, Eaton Vance Tax-Managed Growth Fund 1.1, Eaton Vance Tax-Managed Growth Fund 1.2 and Eaton Vance Tax-Managed Equity Asset Allocation Fund held an interest of 5.6%, 13.3%, 6.0%, and 1.2% respectively, in the Portfolio. In addition, an unregistered fund advised by the adviser to the Portfolio held a 73.9% interest in the Portfolio.

The following is a summary of significant accounting policies of the Portfolio. The policies are in conformity with accounting principles generally accepted in the United States of America.

A  Investment Valuations — Equity securities listed on a U.S. securities exchange generally are valued at the last sale price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global or Global Select Market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices or, in the case of preferred equity securities that are not listed or traded in the over-the-counter market, by an independent pricing service. The value of preferred equity securities that are valued by a pricing service on a bond basis will be adjusted by an income factor, to be determined by the investment adviser, to reflect the next anticipated regular dividend. The daily valuation of exchange-traded foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange. When valuing foreign equity securities that meet certain criteria, the Trustees have approved the use of a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by an independent quotation service. The independent service uses a proprietary model to determine the exchange rate. Inputs to the model include reported trades and implied bid/ask spreads. Short-term debt securities with a remaining maturity of sixty days or less are valued at amortized cost, which approximates market value. If short-term debt securities are acquired with a remaining maturity of more than sixty days, they will be valued by a pricing service. Financial futures contracts listed on commodity exchanges are valued based on the closing price on the primary exchange on which such contracts trade. Investments for which valuations or market quotations are not readily available are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio considering relevant factors, data and information including the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.

The Portfolio may invest in Cash Management Portfolio (Cash Management), an affiliated investment company managed by Boston Management and Research (BMR), a subsidiary of Eaton Vance Management (EVM). Cash Management values its investment securities utilizing the amortized cost valuation technique permitted by Rule 2a-7 of the 1940 Act, pursuant to which Cash Management must comply with certain conditions. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, Cash Management may value its investment securities based on available market quotations provided by a pricing service.

B  Investment Transactions — Investment transactions for financial statement purposes are accounted for on a trade date basis. Realized gains and losses on investments sold are determined on the basis of identified cost.

C  Income — Dividend income is recorded on the ex-dividend date for dividends received in cash and/or securities. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Fund is informed of the ex-dividend date. Withholding taxes on foreign dividends and capital gains have been provided for in accordance with the Fund’s understanding of the applicable countries’ tax rules and rates. Interest income is recorded on the basis of interest accrued, adjusted for amortization of premium or accretion of discount.

Tax-Managed Growth Portfolio as of December 31, 2008

NOTES TO FINANCIAL STATEMENTS CONT’D

D  Federal Taxes — The Portfolio has elected to be treated as a partnership for federal tax purposes. No provision is made by the Portfolio for federal or state taxes on any taxable income of the Portfolio because each investor in the Portfolio is ultimately responsible for the payment of any taxes on its share of taxable income. Since at least one of the Portfolio’s investors is a regulated investment company that invests all or substantially all of its assets in the Portfolio, the Portfolio normally must satisfy the applicable source of income and diversification requirements (under the Internal Revenue Code) in order for its investors to satisfy them. The Portfolio will allocate, at least annually among its investors, each investor’s distributive share of the Portfolio’s net investment income, net realized capital gains and any other items of income, gain, loss, deduction or credit.

As of December 31, 2008, the Portfolio had no uncertain tax positions that would require financial statement recognition, de-recognition, or disclosure. Each of the Portfolio’s federal tax returns filed in the 3-year period ended December 31, 2008 remains subject to examination by the Internal Revenue Service.

E  Expense Reduction — State Street Bank and Trust Company (SSBT) serves as custodian of the Portfolio. Pursuant to the custodian agreement, SSBT receives a fee reduced by credits, which are determined based on the average daily cash balance the Portfolio maintains with SSBT. All credit balances, if any, used to reduce the Portfolio’s custodian fees are reported as a reduction of expenses in the Statement of Operations.

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

H  Indemnifications — Under the Portfolio’s organizational documents, its officers and Trustees may be indemnified against certain liabilities and expenses arising out of the performance of their duties to the Portfolio. Interestholders in the Portfolio are jointly and severally liable for the liabilities and obligations of the Portfolio in the event that the Portfolio fails to satisfy such liabilities and obligations; provided, however, that, to the extent assets are available in the Portfolio, the Portfolio may, under certain circumstances, indemnify interestholders from and against any claim or liability to which such holder may become subject by reason of being or having been an interestholder in the Portfolio. Additionally, in the normal course of business, the Portfolio enters into agreements with service providers that may contain indemnification clauses. The Portfolio’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Portfolio that have not yet occurred.

2   Investment Adviser Fee and Other Transactions with Affiliates

The investment adviser fee is earned by BMR, a subsidiary of EVM, as compensation for investment advisory services rendered to the Portfolio. The fee is computed at an annual rate of 0.625% of the average daily net assets of the Portfolio up to $500 million. The advisory fee on net assets of $500 million or more is reduced as follows:

Annual Fee Rate
Average Daily Net Assets For the Month	(for each level)

$500 million but less than $1 billion	0.5625%
$1 billion but less than $1.5 billion	0.5000%
$1.5 billion but less than $7 billion	0.4375%
$7 billion but less than $10 billion	0.4250%
$10 billion but less than $15 billion	0.4125%
$15 billion but less than $20 billion	0.4000%
$20 billion but less than $25 billion	0.3900%
$25 billion and over	0.3800%

The portion of the adviser fee payable by Cash Management on the Portfolio’s investment of cash therein is credited against the Portfolio’s adviser fee. For the year ended December 31, 2008, the Portfolio’s adviser fee totaled $69,242,752 of which $942,408 was allocated from Cash Management and $68,300,344 was paid or accrued directly by the Portfolio. For the year ended December 31, 2008, the Portfolio’s adviser fee, including the portion allocated from Cash Management, was 0.43% of the Portfolio’s average daily net assets.

Tax-Managed Growth Portfolio as of December 31, 2008

NOTES TO FINANCIAL STATEMENTS CONT’D

Except for Trustees of the Portfolio who are not members of EVM’s or BMR’s organizations, officers and Trustees receive remuneration for their services to the Portfolio out of the investment adviser fee. Trustees of the Portfolio who are not affiliated with the investment adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees Deferred Compensation Plan. For the year ended December 31, 2008, no significant amounts have been deferred. Certain officers and Trustees of the Portfolio are officers of the above organizations.

3   Purchases and Sales of Investments

Purchases and sales of investments, other than short-term obligations, aggregated $226,278,488 and $948,531,304, respectively, for the year ended December 31, 2008. In addition, investments having an aggregate market value of $2,581,166,651 at dates of withdrawal were distributed in payment for capital withdrawals and investors contributed securities with a value of $292,500,867, during the year ended December 31, 2008.

4   Federal Income Tax Basis of Investments

The cost and unrealized appreciation (depreciation) of investments of the Portfolio at December 31, 2008, as determined on a federal income tax basis were as follows:

Aggregate cost	$3,659,392,998

Gross unrealized appreciation	$14,072,478,317
Gross unrealized depreciation	(7,155,276,917)

Net unrealized appreciation	$6,917,201,400

The net unrealized appreciation on foreign currency at December 31, 2008 on federal income tax basis was $111,787.

5   Line of Credit

The Portfolio participates with other portfolios and funds managed by EVM and its affiliates in a $450 million unsecured line of credit agreement with a group of banks. Borrowings are made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to the Portfolio based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2008.

6   Securities Lending Agreement

The Portfolio has established a securities lending agreement with SSBT as securities lending agent in which the Portfolio lends portfolio securities to qualified borrowers in exchange for collateral consisting of either cash or U.S. government securities in an amount at least equal to the market value of the securities on loan. Cash collateral is invested in Eaton Vance Cash Collateral Fund, LLC (Cash Collateral Fund) that invests in high quality, U.S. dollar denominated money market instruments. The Portfolio earns interest on the amount invested in Cash Collateral Fund but it must pay the broker a loan rebate fee computed as a varying percentage of the collateral received. The loan rebate fee paid by the Portfolio amounted to $741,285 for the year ended December 31, 2008. At December 31, 2008, the Portfolio had no securities on loan. In the event of counterparty default, the Portfolio is subject to potential loss if it is delayed or prevented from exercising its right to dispose of the collateral. The Portfolio bears risk in the event that invested collateral is not sufficient to meet obligations due on loans.

7   Fair Value Measurements

The Portfolio adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements”, effective January 1, 2008. FAS 157 established a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. The three-tier hierarchy of inputs is summarized in the three broad levels listed below.

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

•	Level 3 – significant unobservable inputs (including a fund’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Tax-Managed Growth Portfolio as of December 31, 2008

NOTES TO FINANCIAL STATEMENTS CONT’D

At December 31, 2008, the inputs used in valuing the Portfolio’s investments, which are carried at value, were as follows:

		Investments in
	Valuation Inputs	Securities

Level 1	Quoted Prices	$10,131,584,436
Level 2	Other Significant Observable Inputs	445,009,962
Level 3	Significant Unobservable Inputs	0

Total		$10,576,594,398

The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value:

Investments in
Securities*

Balance as of December 31, 2007	$0

Realized gains (losses)	0
Change in net unrealized appreciation (depreciation)	0
Net purchases (sales)	—
Net transfers to (from) Level 3	—

Balance as of December 31, 2008	$0

*	All Level 3 assets held at December 31, 2007 and December 31, 2008 were valued at $0.

Tax-Managed Growth Portfolio as of December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Investors of Tax-Managed
Growth Portfolio:
We have audited the accompanying statement of assets and liabilities of Tax-Managed Growth Portfolio (the “Portfolio”), including the portfolio of investments, as of December 31, 2008, and the related statement of operations for the year then ended, the statements of changes in net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended. These financial statements and supplementary data are the responsibility of the Portfolio’s management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. The Portfolio is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Portfolio’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2008, by correspondence with the custodian and brokers; where replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of Tax-Managed Growth Portfolio as of December 31, 2008, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 16, 2009

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELPORT CAPITAL FUND LLC (Registrant)
By:	/s/ Andrew C. Frenette
Andrew C. Frenette
Duly Authorized Officer and Principal Accounting Officer
Date: February 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chief Executive Officer
Date: February 27, 2009

By:	/s/ Andrew C. Frenette
Andrew C. Frenette Chief
Financial Officer
Date: February 27, 2009

EXHIBIT INDEX

Exhibit No.	Description
3	Copy of Limited Liability Company Agreement of the Fund dated December 5, 2001 filed as Exhibit 3 to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference. (Note: the LLC Agreement also defines the rights of the holders of Shares of the Fund.)

3(a)	Copy of Amendment No. 1 to the Fund’s Limited Liability Company Agreement dated December 30, 2003 filed as Exhibit 3(a) to the Fund’s Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

4.1	Copy of Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated as of June 30, 2003 filed as Exhibit 4.1 to the Fund’s Report on Form 10-Q filed for the period ended June 30, 2003 and incorporated herein by reference.

4.1(a)	Copy of Amendment dated September 29, 2003 to the Loan and Security Agreement between the Fund and DrKW Holdings, Inc. filed as Exhibit 4.1(a) to the Fund’s Report on Form 10-Q filed for the period ended September 30, 2003 and incorporated herein by reference.

4.1(b)	Copy of Amendment No. 2 to the Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated December 15, 2005 filed as Exhibit 4.1(b) to the Fund’s Report on Form 10-K filed for the period ended December 31, 2005 and incorporated herein by reference.

4.1(c)	Copy of Amendment No. 3 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings, I, Inc. (formerly known as DrKW Holdings, Inc.) dated February 14, 2008 filed as Exhibit 4.1(c) to the Fund’s Report on Form 10-K filed for the period ended December 31, 2007 and incorporated herein by reference.

4.1(d)	Copy of Amendment No. 4 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings, I, Inc. dated June 13, 2008 filed as Exhibit 4.1(d) to the Fund’s Report on Form 10-Q filed for the period ended June 30, 2008 and incorporated herein by reference.

4.2	Copy of Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., the lenders referred to therein and Merrill Lynch Capital Services, Inc., dated June 30, 2003 filed as Exhibit 4.2 to the Fund’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

4.2(a)	Copy of Amendment No. 1 dated September 29, 2003 to Loan and Security Agreement among Belport Capital Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(b) to the Fund’s Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

4.2(b)	Copy of Amendment No. 2 dated June 30, 2006 to the Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(b) to the Fund’s Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference.

10(1)	Copy of Investment Advisory and Administration Agreement between the Fund and Boston Management and Research dated March 7, 2001 filed as Exhibit 10(1) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(2)	Copy of Management Agreement between Belport Realty Corporation and Boston Management and Research dated March 14, 2001 filed as Exhibit 10(2) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(3)	Copy of Investor Servicing Agreement between the Fund and Eaton Vance Distributors, Inc. dated December 5, 2000 filed as Exhibit 10(3) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(4)	Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company dated December 5, 2000 filed as Exhibit 10(4) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

Exhibit No.	Description
10(4)(a)	Copy of Amendment dated March 29, 2005 to Custody and Transfer Agency Agreement between the Fund and Investors Bank and Trust filed as Exhibit 10(4)(a) to the Fund’s Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference.

20(a)	Report on Form 8-K filed electronically with the Securities and Exchange Commission on January 26, 2007 and incorporated herein by reference.

20(b)	Report on Form 8-K filed electronically with the Securities and Exchange Commission on June 5, 2007 and incorporated herein by reference.

21	List of Subsidiaries of the Fund filed herewith.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 filed herewith.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 filed herewith.

99.3	Form N-CSR of Eaton Vance Tax-Managed Growth Portfolio (File No. 811-7409) for its year ended December 31, 2008 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on February 27, 2009 incorporated herein by reference pursuant to Rul 2b-32.