Form 10-Q
period 2009-06-30
BELPORT CAPITAL FUND LLC
filed 2009-08-10
CIK 1138602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended June 30, 2009
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Act

For the transition period from ___ to ___
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes __ No X

	Belport Capital Fund LLC
	Index to Form 10-Q
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of
	June 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the Three Months Ended
	June 30, 2009 and 2008 and for the Six Months Ended June 30, 2009 and 2008	4
	Condensed Consolidated Statements of Changes in Net Assets for the Six Months Ended
	June 30, 2009 and the Year Ended December 31, 2008	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2009 and 2008	7
	Financial Highlights for the Six Months Ended June 30, 2009 and the Year Ended
	December 31, 2008	9
	Notes to Condensed Consolidated Financial Statements as of June 30, 2009	10
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4.	Controls and Procedures.	28
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	29
Item 1A.	Risk Factors.	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities.	29
Item 4.	Submission of Matters to a Vote of Security Holders.	29
Item 5.	Other Information.	29
Item 6.	Exhibits.	30
SIGNATURES		31
EXHIBIT INDEX		32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2009	December 31, 2008
Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 611,236,619	$ 845,480,051
Investment in Partnership Preference Units	35,880,400	32,355,977
Investment in Real Estate Joint Ventures	133,648,676	173,949,254
Investment in Co-owned Property	4,999,405	8,017,684
Affiliated investment	4,373,880	1,267,642
Total investments, at value	$ 790,138,980	$ 1,061,070,608
Cash	2,217,667	251,323
Interest receivable from affiliated investment	36	1,674
Total assets	$ 792,356,683	$ 1,061,323,605

Liabilities:
Loan payable – Credit Facility	$ 189,100,000	$ 296,500,000
Payable for Fund shares redeemed	-	958,814
Special Distributions payable	-	1,151,791
Interest payable for open interest rate swap agreements	89,971	42,938
Open interest rate swap agreements, at value	4,268,720	5,171,035
Payable to affiliate for investment advisory and administrative fees	287,358	315,108
Payable to affiliate for distribution and servicing fees	200,967	262,475
Other accrued expenses:
Interest expense	72,460	97,550
Other expenses and liabilities	519,141	514,576
Total liabilities	$ 194,538,617	$ 305,014,287

Net assets	$ 597,818,066	$ 756,309,318

Shareholders’ capital	$ 597,818,066	$ 756,309,318

Shares outstanding (unlimited number of shares authorized)	8,567,432	9,895,385

Net asset value and redemption price per share	$ 69.78	$ 76.43

                                         See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $131,224, $274,330, $145,128
and $305,057, respectively)	$ 3,886,805	$ 8,337,435	$ 8,570,150	$ 16,002,752
Interest allocated from Belvedere Company	14,859	88,671	37,490	177,184
Security lending income allocated from
Belvedere Company, net	-	37,249	-	67,328
Expenses allocated from Belvedere Company	(942,714)	(2,290,457)	(2,029,626)	(4,660,906)
Net investment income allocated from Belvedere Company	$ 2,958,950	$ 6,172,898	$ 6,578,014	$ 11,586,358
Net investment income from Real Estate Joint Ventures	3,190,061	2,531,475	7,136,594	5,318,352
Distributions from Partnership Preference Units	749,062	749,062	1,498,125	1,498,125
Net investment income (loss) from Co-owned Property	238,947	(19,972)	481,721	(19,972)
Interest	-	191	-	454
Interest allocated from affiliated investment	6,770	29,133	10,544	65,784
Expenses allocated from affiliated investment	(5,965)	(5,105)	(8,563)	(9,313)
Total investment income	$ 7,137,825	$ 9,457,682	$ 15,696,435	$ 18,439,788

Expenses:
Investment advisory and administrative fees	$ 1,017,765	$ 1,544,040	$ 2,050,357	$ 3,097,693
Distribution and servicing fees	300,535	763,592	591,753	1,549,719
Interest expense on Credit Facility	324,437	2,267,842	764,028	5,298,201
Custodian and transfer agent fee	20,020	27,962	53,092	55,920
Miscellaneous	99,935	156,901	244,988	309,720
Total expenses	$ 1,762,692	$ 4,760,337	$ 3,704,218	$ 10,311,253
Deduct –
Reduction of investment advisory and administrative fees	150,574	381,959	307,569	775,671
Net expenses	$ 1,612,118	$ 4,378,378	$ 3,396,649	$ 9,535,582

Net investment income	$ 5,525,707	$ 5,079,304	$ 12,299,786	$ 8,904,206

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

		Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency) (identified cost basis)(1)	$ (10,829,929)	$ 11,499,607	$ (57,532,760)	$ 13,054,135
Investment transactions in Partnership Preference Units
(identified cost basis)	(31,544)	2,902	(167,714)	(6,643)
Investment transactions in Real Estate Joint Ventures	-	-	-	2,992
Interest rate swap agreements(2)	(1,326,222)	(819,564)	(2,623,180)	(1,041,339)
Net realized gain (loss)	$ (12,187,695)	$ 10,682,945	$ (60,323,654)	$ 12,009,145

Change in unrealized appreciation (depreciation) –
Investment in Belvedere Company
(investments and foreign currency) (identified cost basis)	$ 85,835,045	$ (70,550,384)	$ 23,604,491	$ (221,676,946)
Investment in Partnership Preference Units
(identified cost basis)	6,194,837	(2,123,978)	4,201,142	(5,226,144)
Investment in Real Estate Joint Ventures	(25,262,908)	(3,788,777)	(38,409,294)	(1,693,488)
Investment in Co-owned Property	(1,452,500)	(1,982)	(3,500,000)	(1,982)
Interest rate swap agreements	812,152	3,335,962	902,315	(1,278,504)
Net change in unrealized appreciation (depreciation)	$ 66,126,626	$ (73,129,159)	$ (13,201,346)	$ (229,877,064)

Net realized and unrealized gain (loss)	$ 53,938,931	$ (62,446,214)	$ (73,525,000)	$ (217,867,919)

Net increase (decrease) in net assets from operations	$ 59,464,638	$ (57,366,910)	$ (61,225,214)	$ (208,963,713)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $(8,219,400), $13,339,957, $(14,672,871) and $19,173,818, respectively.
(2)	Amounts represent net interest incurred in connection with interest rate swap agreements (Note 7).

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 12,299,786	$ 16,913,726
Net realized loss from investment transactions, foreign
currency transactions and interest rate swap agreements	(60,323,654)	(24,134,008)
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	(13,201,346)	(607,664,020)
Net decrease in net assets from operations	$ (61,225,214)	$ (614,884,302)

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders
in payment of distributions declared	$ 5,953,197	$ 10,487,126
Net asset value of Fund shares redeemed	(90,829,849)	(335,195,902)
Net decrease in net assets from Fund share transactions	$ (84,876,652)	$ (324,708,776)

Distributions –
Distributions to Shareholders	$ (12,389,386)	$ (21,902,490)
Special Distributions	-	(1,151,791)
Total distributions	$ (12,389,386)	$ (23,054,281)

Net decrease in net assets	$ (158,491,252)	$ (962,647,359)

Net assets:
At beginning of period	$ 756,309,318	$ 1,718,956,677
At end of period	$ 597,818,066	$ 756,309,318

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
Increase (Decrease) in Cash:	June 30, 2009	June 30, 2008
Cash Flows From Operating Activities –
Net decrease in net assets from operations	$ (61,225,214)	$ (208,963,713)
Adjustments to reconcile net decrease in net assets from operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(6,578,014)	(11,586,358)
Net investment income from Real Estate Joint Ventures	(7,136,594)	(5,318,352)
Net payments from Real Estate Joint Ventures	9,027,878	11,577,951
Net investment (income) loss from Co-owned Property	(481,721)	19,972
(Increase) decrease in affiliated investment and interest receivable from affiliated investment	(3,104,600)	3,224,194
Decrease in distributions and interest receivable	-	181,306
Decrease in interest receivable for open interest rate swap agreements	-	39,658
Decrease in payable to affiliate for investment advisory and administrative fees	(27,750)	(4,984)
Decrease in payable to affiliate for distribution and servicing fees	(61,508)	(101,462)
Increase in interest payable for open interest rate swap agreements	47,033	59,916
Decrease in accrued interest and other accrued expenses and liabilities	(20,525)	(101,626)
Purchases of Partnership Preference Units	(2,249)	(6,121,803)
Decreases in Partnership Preference Units	511,254	530,581
Purchase of investment in Co-owned Property	-	(12,656,650)
Decreases in investment in Belvedere Company	116,650,000	14,500,000
Payment for interest rate swap agreement	-	(53,310)
Net interest incurred on interest rate swap agreements	(2,623,180)	(1,041,339)
Net realized (gain) loss from investment transactions, foreign currency
transactions and interest rate swap agreements	60,323,654	(12,009,145)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	13,201,346	229,877,064
Net cash flows provided by operating activities	$ 118,499,810	$ 2,051,900

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ -	$ 84,000,000
Repayments of Credit Facility	(107,400,000)	(71,000,000)
Payments for Fund shares redeemed	(1,545,486)	(1,190,467)
Distributions paid to Shareholders	(6,436,189)	(11,415,364)
Payment of Special Distributions	(1,151,791)	-
Net cash flows provided by (used in) financing activities	$ (116,533,466)	$ 394,169

Net increase in cash	$ 1,966,344	$ 2,446,069

Cash at beginning of period	$ 251,323	$ 643,033
Cash at end of period	$ 2,217,667	$ 3,089,102

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Six Months Ended
	June 30, 2009	June 30, 2008
Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 789,118	$ 5,368,833
Interest paid on interest rate swap agreements, net	$ 2,576,147	$ 941,765
Reinvestment of distributions paid to Shareholders	$ 5,953,197	$ 10,487,126
Market value of securities distributed in payment of redemptions	$ 90,243,177	$ 113,024,404
Swap interest receivable assumed in conjunction with the
purchase of the interest rate swap agreement	$ -	$ (13,611)

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
Net asset value – Beginning of period	$ 76.430	$ 130.110
Income (loss) from operations
Net investment income(1)	$ 1.352	$ 1.391
Net realized and unrealized loss	(6.732)	(53.316)
Total loss from operations	$ (5.380)	$ (51.925)
Distributions
Distributions to Shareholders	$ (1.270)	$ (1.660)
Special Distributions	-	(0.095)
Total distributions	$ (1.270)	$ (1.755)
Net asset value – End of period	$ 69.780	$ 76.430

Total Return(2)	(7.03)% (3)	(40.44)%
Ratios as a percentage of average net assets
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.53% (8)	1.21%
Interest and other borrowing costs(4)(6)	0.25% (8)	0.73%
Total expenses	1.78% (8)	1.94%

Net investment income(6)	4.04% (8)	1.28%
Ratios as a percentage of average gross assets(7)
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.80% (8)	0.82%
Interest and other borrowing costs(4)(6)	0.13% (8)	0.50%
Total expenses	0.93% (8)	1.32%
Net investment income(6)	2.11% (8)	0.87%
Supplemental Data
Net assets, end of period (000’s omitted)	$ 597,818	$ 756,309
Portfolio turnover of Tax-Managed Growth Portfolio(9)	2% (3)	1%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested (except for Special Distributions).
(3)	Not annualized.
(4)	Includes the expenses of Belport Capital Fund LLC (Belport Capital) and Belport Realty Corporation.
(5)	Includes Belport Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio (the Portfolio).
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.
(7)	Average gross assets means the average daily amount of the value of all assets of Belport Capital (including Belport Capital's interest in Belvedere Company and Belport Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments), without reduction by any liabilities.
(8)	Annualized.
(9)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of the Portfolio including in-kind contributions and distributions was 2% and 3% for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of June 30, 2009

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

2 Investment and Other Valuations

The Fund invests in shares of Belvedere Capital Fund Company LLC (Belvedere Company). The Fund also invests in real estate investments through a controlled subsidiary, Belport Realty Corporation (Belport Realty). Such investments include preferred equity interests in real estate operating partnerships (Partnership Preference Units), real estate joint ventures (Real Estate Joint Ventures) and a tenancy-in-common interest in real property (Co-owned Property). Real Estate Joint Ventures and Co-owned Property are referred to herein collectively as Subsidiary Real Estate Investments. The Fund may also invest cash on a temporary basis in short-term debt securities and Cash Management Portfolio (Cash Management), an affiliated investment company managed by Boston Management and Research (Boston Management), a subsidiary of Eaton Vance Management (Eaton Vance). Belvedere Company’s only investment is an interest in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended (the 1940 Act), the value of which is derived from a proportional interest therein. Valuation of securities by the Portfolio is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included in the Fund’s Annual Report on Form 10-K dated February 27, 2009. Additionally, Belport Capital has entered into interest rate swap agreements (Note 7). Boston Management makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

Market prices for the Fund’s investments in Partnership Preference Units and Subsidiary Real Estate Investments are not readily available. Such investments are stated in the Fund’s condensed consolidated financial statements at fair value which represents the amount at which Boston Management, as manager of Belport Realty, believes the investment could be sold in a current transaction between market participants under current market conditions in an orderly manner that is not a forced liquidation or distressed sale. In valuing these investments, Boston Management considers relevant factors, data and information.

Valuations of the Fund’s Partnership Preference Units and Subsidiary Real Estate Investments are inherently uncertain because they involve the use of assumptions and estimates. If the assumptions and estimates used in the valuations were to change, it could materially impact the fair value of the Fund’s holdings of Partnership Preference Units and Subsidiary Real Estate Investments.

The fair value of property held by the Fund’s Subsidiary Real Estate Investments is based on appraisals provided by independent, licensed appraisers (Appraisers) and valuations, if applicable, prepared by Boston Management.

The appraisals of properties are conducted by Appraisers on an at least annual basis. Appraisals of properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact estimated fair values have occurred since the most recent appraisal. Each appraisal is conducted in accordance with the Uniform Standards of Professional Appraisal Practices (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and estimates made by the Appraiser when determining fair value.

In deriving the fair value of a property, an Appraiser considers numerous factors, including the expected future cash flows from the property, recent sale prices for similar properties and, if applicable, the replacement cost of the property, in order to derive an indication of the amount that a prudent, informed purchaser-investor would pay for the property.

For those properties not appraised by Appraisers in a given quarter, Boston Management will review the current values of such properties and, if Boston Management believes it is warranted based on the appraisals of appraised properties or for other reasons, Boston Management may prepare a valuation of such properties considering results of operations, distributions, and significant changes in economic circumstances, recent independent appraisals of similar properties and/or other relevant facts or circumstances. In determining valuations, Boston Management follows a process consistent with the practice of Appraisers, as described above. Valuations may occur more frequently than quarterly if it is determined by Boston Management that the current property valuation has changed materially since the most recent appraisal or valuation.

Boston Management determines the fair value of the Fund’s equity interest in a Real Estate Joint Venture based on an estimate of the allocation of equity interests between Belport Realty and the principal minority investor of the Real Estate Joint Venture (the Operating Partner). This allocation is generally calculated by a third party specialist, using current valuations of the properties owned by the Real Estate Joint Venture. The specialist uses a financial model that considers (i) the terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the expected duration of the joint venture, and (iii) the projected property values and cash flows from the properties based on estimates used in the property valuations. The estimated allocation of equity interests between Belport Realty and the Operating Partner of a Real Estate Joint Venture is prepared quarterly and reviewed by Boston Management. Interim allocations of equity interests may be conducted more frequently than quarterly if Boston Management determines that significant changes in economic circumstances that may materially impact the allocation of equity interests have occurred since the most recent allocation. If the estimate of the allocation of equity interests in the Real Estate Joint Venture were to change (for example, because the estimate of property values or projected cash flows of the Real Estate Joint Venture changed), it may materially impact the fair value of the Fund’s equity interest in the Real Estate Joint Venture.

Boston Management determines the fair value of the Fund’s interest in Co-owned Property by applying the Fund’s ownership interest to the fair value of the property.

Mortgage note payables, which are generally without recourse to Belport Capital and Belport Realty, are generally stated at the amount payable.  A mortgage note payable may be adjusted to the fair value of the real property securing the mortgage note if the fair value of the real property is less than the outstanding principal balance.

The fair value of the Partnership Preference Units is based on analysis and calculations performed at least monthly by a third party service provider. The service provider calculates an estimated price and yield (before accrued distributions) for each issue of Partnership Preference Units based on descriptions of such issue provided by Boston Management and certain publicly available information including, but not limited to, the trading prices of publicly issued debt and/or preferred stock instruments of the same or similar issuers, which may be adjusted to reflect the illiquidity and other structural characteristics of the Partnership Preference Units (such as call provisions). Daily valuations of Partnership Preference Units are determined by adjusting prices from the service provider to account for accrued distributions under the terms of the Partnership Preference Units. If changes in relevant markets, events that materially affect an issuer or other events that have a significant effect on the price or yield of Partnership Preference Units occur, relevant prices or yields may be adjusted to take such occurrences into account. Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and estimates made by the service provider when determining the fair value of the Partnership Preference Units.

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

Changes in the fair value of the Fund’s investments are recorded as unrealized appreciation or depreciation in the condensed consolidated statements of operations.

3 Fair Value Measurements

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below.

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

The Fund’s investments in Belvedere Company and Cash Management are classified as Level 1 within the fair value hierarchy. Interest rate swap agreements are classified as Level 2 within the fair value hierarchy, while the Fund’s real estate investments are classified as Level 3 within the fair value hierarchy. The Fund’s assets classified as Level 3 as of June 30, 2009 and December 31, 2008 represent 22.0% and 20.2% of the Fund’s total assets, respectively.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of June 30, 2009 and December 31, 2008.

		Fair Value Measurements at June 30, 2009
Description	June 30, 2009	Level 1	Level 2	Level 3
Assets
Investment in Belvedere
Company	$ 611,236,619	$ 611,236,619	$ -	$ -
Partnership Preference Units	35,880,400	-	-	35,880,400
Real Estate Joint Ventures	133,648,676	-	-	133,648,676
Co-owned Property	4,999,405	-	-	4,999,405
Affiliated Investment	4,373,880	4,373,880	-	-
Total	$ 790,138,980	$ 615,610,499	$ -	$ 174,528,481

Liabilities
Interest Rate Swap Agreements	$ 4,268,720	$ -	$ 4,268,720	$ -
Total	$ 4,268,720	$ -	$ 4,268,720	$ -

		Fair Value Measurements at December 31, 2008
Description	December 31, 2008	Level 1	Level 2	Level 3
Assets
Investment in Belvedere
Company	$ 845,480,051	$ 845,480,051	$ -	$ -
Partnership Preference Units	32,355,977	-	-	32,355,977
Real Estate Joint Ventures	173,949,254	-	-	173,949,254
Co-owned Property	8,017,684	-	-	8,017,684
Affiliated Investment	1,267,642	-	1,267,642	-
Total	$ 1,061,070,608	$ 845,480,051	$ 1,267,642	$ 214,322,915

Liabilities
Interest Rate Swap Agreements	$ 5,171,035	$ -	$ 5,171,035	$ -
Total	$ 5,171,035	$ -	$ 5,171,035	$ -

The following tables present the changes in the Level 3 fair value category for the three months and six months ended June 30, 2009 and 2008.

	Level 3 Fair Value Measurements for the
	Three Months Ended June 30, 2009
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of March 31, 2009	$ 29,980,799	$ 158,738,123	$ 6,212,958	$ 194,931,880
Net realized loss	(31,544)	-	-	(31,544)
Net change in unrealized appreciation
(depreciation)	6,194,837	(25,262,908)	(1,452,500)	(20,520,571)
Net purchases (sales)	(263,692)	-	-	(263,692)
Net investment income(1)	-	3,190,061	238,947	3,429,008
Other(2)	-	(3,016,600)	-	(3,016,600)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of June 30, 2009	$ 35,880,400	$ 133,648,676	$ 4,999,405	$ 174,528,481

Net change in unrealized appreciation
(depreciation) from investments still
held at June 30, 2009	$ 6,120,183	$ (25,262,908)	$ (1,452,500)	$ (20,595,225)

	Level 3 Fair Value Measurements for the
	Three Months Ended June 30, 2008
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of March 31, 2008	$ 45,907,760	$ 269,191,126	$ -	$ 315,098,886
Net realized gain	2,902	-	-	2,902
Net change in unrealized appreciation
(depreciation)	(2,123,978)	(3,788,777)	(1,982)	(5,914,737)
Net purchases (sales)	(253,388)	-	12,656,650	12,403,262
Net investment income (loss)(1)	-	2,531,475	(19,972)	2,511,503
Other(2)	-	(8,159,950)	-	(8,159,950)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of June 30, 2008	$ 43,533,296	$ 259,773,874	$ 12,634,696	$ 315,941,866

Net change in unrealized appreciation
(depreciation) from investments still
held at June 30, 2008	$ (2,118,953)	$ (3,788,777)	$ (1,982)	$ (5,909,712)

	Level 3 Fair Value Measurements for the
	Six Months Ended June 30, 2009
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of
December 31, 2008	$ 32,355,977	$ 173,949,254	$ 8,017,684	$ 214,322,915
Net realized loss	(167,714)	-	-	(167,714)
Net change in unrealized appreciation
(depreciation)	4,201,142	(38,409,294)	(3,500,000)	(37,708,152)
Net sales	(509,005)	-	-	(509,005)
Net investment income(1)	-	7,136,594	481,721	7,618,315
Other(2)	-	(9,027,878)	-	(9,027,878)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of June 30, 2009	$ 35,880,400	$ 133,648,676	$ 4,999,405	$ 174,528,481

Net change in unrealized appreciation
(depreciation) from investments still
held at June 30, 2009	$ 4,030,755	$ (38,409,294)	$ (3,500,000)	$ (37,878,539)

                                                                                                  15

	Level 3 Fair Value Measurements for the
	Six Months Ended June 30, 2008
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of
December 31, 2007	$ 43,174,861	$ 267,723,969	$ -	$ 310,898,830
Net realized gain (loss)	(6,643)	2,992	-	(3,651)
Net change in unrealized appreciation
(depreciation)	(5,226,144)	(1,693,488)	(1,982)	(6,921,614)
Net purchases	5,591,222	-	12,656,650	18,247,872
Net investment income (loss)(1)	-	5,318,352	(19,972)	5,298,380
Other(2)	-	(11,577,951)	-	(11,577,951)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of June 30, 2008	$ 43,533,296	$ 259,773,874	$ 12,634,696	$ 315,941,866

Net change in unrealized appreciation
(depreciation) from investments still
held at June 30, 2008	$ (5,215,828)	$ (1,693,488)	$ (1,982)	$ (6,911,298)

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Represents distributions of earnings, return of capital and interest received from advances recorded using the equity method of accounting.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the six months ended June 30, 2009 and 2008.

Six Months Ended
Investment Transactions	June 30, 2009	June 30, 2008
Decreases in investment in Belvedere Company	$ 206,893,177	$ 127,524,404
Increases in Partnership Preference Units(1)	$ 2,249	$ 6,121,803
Decreases in Partnership Preference Units	$ 511,254	$ 530,581
Decreases in investment in Real Estate Joint Ventures	$ 9,027,878	$ 11,577,951
Increase in investment in Co-owned Property(2)	$ -	$ 12,656,650

(1)	Increases in Partnership Preference Units for the six months ended June 30, 2008 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management.
(2)	Increase in investment in Co-owned Property for the six months ended June 30, 2008 represents the purchase of a Co- owned Property from the real estate investment affiliate of another investment fund advised by Boston Management.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the six months ended June 30, 2009 and 2008, including allocations of income, expenses and net realized and unrealized gains (losses).

Six Months Ended
	June 30, 2009	June 30, 2008
Belvedere Company’s interest in the Portfolio(1)	$ 6,326,489,008	$ 12,268,571,519
The Fund’s investment in Belvedere Company(2)	$ 611,236,619	$ 1,384,153,721
Income allocated to Belvedere Company from the Portfolio	$ 86,032,598	$ 142,610,284
Income allocated to the Fund from Belvedere Company	$ 8,607,640	$ 16,247,264
Expenses allocated to Belvedere Company from the Portfolio	$ 15,361,088	$ 30,122,584
Expenses allocated to the Fund from Belvedere Company(3)	$ 2,029,626	$ 4,660,906
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to Belvedere Company from
the Portfolio	$ (566,277,763)	$ 111,674,245
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to the Fund from Belvedere
Company	$ (57,532,760)	$ 13,054,135
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ 391,848,248	$ (1,939,010,976)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund from
Belvedere Company	$ 23,604,491	$ (221,676,946)

(1)	As of June 30, 2009 and 2008, the value of Belvedere Company’s interest in the Portfolio represents 71.6% and 74.7% of the Portfolio’s net assets, respectively.
(2)	As of June 30, 2009 and 2008, the Fund’s investment in Belvedere Company represents 9.7% and 11.3% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

	Six Months Ended
	June 30, 2009	June 30, 2008
Expenses allocated from the Portfolio	$ 1,533,465	$3,478,882
Servicing fee	$ 478,327	$1,154,695
Operating expenses	$ 17,834	$ 27,329

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2009, December 31, 2008 and June 30, 2008 and its operations for the six months ended June 30, 2009, for the year ended December 31, 2008 and for the six months ended June 30, 2008 follows:

	June 30, 2009	December 31, 2008	June 30, 2008
Investments, at value	$ 8,798,281,112	$ 10,576,594,398	$ 16,391,787,869
Other assets	46,177,099	30,405,755	45,837,011
Total assets	$ 8,844,458,211	$ 10,607,000,153	$ 16,437,624,880
Collateral for securities loaned	$ -	$ -	$ 4,129,505
Investment adviser fee payable	3,367,917	3,828,744	6,190,336
Other liabilities	418,975	428,353	908,763
Total liabilities	$ 3,786,892	$ 4,257,097	$ 11,228,604
Net assets	$ 8,840,671,319	$ 10,602,743,056	$ 16,426,396,276
Total investment income	$ 118,415,469	$ 362,173,770	$ 191,038,971
Investment adviser fee	$ 19,920,922	$ 68,300,344	$ 38,607,464
Other expenses	907,932	2,713,783	1,502,820
Total expense reductions	-	(16)	(12)
Net expenses	$ 20,828,854	$ 71,014,111	$ 40,110,272
Net investment income	$ 97,586,615	$ 291,159,659	$ 150,928,699
Net realized gain (loss) from
investment transactions and foreign
currency transactions(1)	(581,145,577)	(57,601,117)	209,786,445
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	385,653,299	(6,326,916,620)	(2,664,606,945)
Net decrease in net assets from
operations	$ (97,905,663)	$ (6,093,358,078)	$ (2,303,891,801)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $(94,639,592), $440,338,417 and $263,604,207, respectively.

6 Investment in Real Estate Joint Ventures

At June 30, 2009 and December 31, 2008, Belport Realty held investments in two Real Estate Joint Ventures, Monadnock Property Trust, LLC (Monadnock) and Bel Multifamily Property Trust (Bel Multifamily). Belport Realty held a majority economic interest of 79.6% and 71.0% in Monadnock and 84.0% and 74.4% in Bel Multifamily as of June 30, 2009 and December 31, 2008, respectively. Monadnock and Bel Multifamily own multifamily properties. Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	June 30, 2009	December 31, 2008
Assets
Investment in real estate	$ 522,889,654	$ 596,233,443
Other assets	15,875,186	18,960,233
Total assets	$ 538,764,840	$ 615,193,676

Liabilities and Shareholders’ Equity
Mortgage notes payable, at face(1)	$ 362,050,000	$ 362,050,000
Other liabilities	15,128,032	16,222,723
Total liabilities	$ 377,178,032	$ 378,272,723
Shareholders’ equity	$ 161,586,808	$ 236,920,953
Total liabilities and shareholders’ equity	$ 538,764,840	$ 615,193,676

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. The Real Estate Joint Ventures generally have no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	$ 19,005,065	$ 18,612,700	$ 38,223,354	$ 36,798,900
Expenses	15,318,902	15,701,510	29,597,793	30,697,526
Net investment income before realized
and unrealized gain (loss)	$ 3,686,163	$ 2,911,190	$ 8,625,561	$ 6,101,374
Realized gain	-	-	-	4,181
Change in net unrealized appreciation
(depreciation)	(37,412,960)	(3,586,407)	(75,072,724)	(2,403,888)
Net investment income (loss)	$(33,726,797)	$ (675,217)	$ (66,447,163)	$ 3,701,667

7 Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility (Note 8). Pursuant to the agreements, Belport Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. The risks of interest rate swap agreements include changes in market conditions that will affect the value of the agreement or the cash flows and the possible inability of the counterparty to fulfill its obligations under the agreement. Belport Capital’s maximum risk of loss from counterparty credit risk is the discounted net value of the cash flows to be received from/paid to the counterparty over the agreement’s remaining life, to the extent that the amount is positive. The following table summarizes Belport Capital’s interest rate swap agreements.

Derivatives Not Designated as Hedging	Liability Derivatives
Instruments under SFAS No. 133	At June 30, 2009	At December 31, 2008
Notional amount(1)	$ 155,982,000	$ 155,982,000
Weighted average fixed interest rate	3.97%	3.97%
Floating rate	LIBOR + 0.20%	LIBOR + 0.20%
Initial optional termination date	2/2010	2/2010
Final termination date	6/2010	6/2010
Fair value	$ (4,268,720)	$ (5,171,035)

(1)	A certain interest rate swap agreement with a notional amount of $46,160,000 has an initial optional termination date as of June 30, 2009 and December 31, 2008.

8 Debt

Credit Facility – Belport Capital has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) (collectively, the Credit Facility). The Credit Facility expires on June 25, 2010.

Obligations under the Credit Facility are without recourse to shareholders. Belport Capital is required under the Credit Facility to maintain at all times a specified asset coverage ratio. The rights of the lender to receive payments of interest on and repayments of principal of borrowings are senior to the rights of shareholders. Under the terms of the Credit Facility, Belport Capital is not permitted to make distributions of cash or securities while there is outstanding any event of default under the Credit Facility. During such periods, Belport Capital would not be able to honor redemption requests or make cash distributions. The Credit Facility is secured by a pledge of Belport Capital’s assets, excluding the Fund’s Real Estate Joint Ventures and Co-owned Property.

The credit arrangement with DKH is a term loan facility that accrues interest at a rate of one-month LIBOR plus 0.20% per annum. During the six months ended June 30, 2009, Belport Capital made repayments to decrease the term loan with DKH by an aggregate amount of $106,400,000.

The credit arrangement with Merrill Lynch is a revolving loan facility in the amount of $114,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. At June 30, 2009, there are no borrowings outstanding pursuant to this arrangement. A commitment fee of 0.10% per annum is paid on the unused commitment amount and is included in Credit Facility interest expense in the accompanying condensed consolidated financial statements. A letter of credit was issued as a substitute for funding certain mortgage escrow accounts required by the lender of Bel Multifamily. The letter of credit expires on June 15, 2010.

The following table summarizes Belport Capital’s Credit Facility. The fair value of the Credit Facility approximates its carrying value.

	At June 30, 2009	At December 31, 2008
Total amount available under the Credit Facility	$ 303,100,000	$409,500,000
DKH borrowings outstanding	$ 189,100,000	$295,500,000
Merrill Lynch borrowings outstanding	$ -	$ 1,000,000
Outstanding letters of credit	$ 1,680,923	$ 1,618,185

Borrowings under the Credit Facility have been used to purchase the Fund’s interests in real estate investments, to pay selling commissions and organizational expenses and to provide for the liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

Average Borrowings and Average Interest Rate – During the six months ended June 30, 2009, the average balance of borrowings under the Credit Facility was approximately $216,400,000 with a weighted average interest rate of 0.70%. The weighted average interest rate includes all costs of borrowings under the Credit Facility.

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Investment income
The Portfolio*	$ 2,958,950	$ 6,172,898	$ 6,578,014	$ 11,586,358
Real Estate	4,178,070	3,260,565	9,116,440	6,796,505
Unallocated	805	24,219	1,981	56,925
Total investment income	$ 7,137,825	$ 9,457,682	$ 15,696,435	$ 18,439,788

Net increase (decrease) in
net assets from operations
The Portfolio*	$ 77,892,430	$ (53,282,801)	$ (27,518,215)	$ (197,892,575)
Real Estate	(18,032,759)	(2,637,324)	(32,906,255)	(7,966,866)
Unallocated(1)	(395,033)	(1,446,785)	(800,744)	(3,104,272)
Net increase (decrease) in net assets
from operations	$ 59,464,638	$ (57,366,910)	$ (61,225,214)	$ (208,963,713)

	June 30, 2009	December 31, 2008
Net assets
The Portfolio*	$ 611,212,678	$ 843,319,543
Real Estate	(11,037,875)	5,205,389
Unallocated(2)	(2,356,737)	(92,215,614)
Net assets	$ 597,818,066	$ 756,309,318

*	Belport Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Unallocated amounts pertain to the overall operation of Belport Capital and do not pertain to either segment. Included in these amounts are primarily distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Distribution and servicing fees	$ 300,535	$763,592	$ 591,753	$ 1,549,719
Interest expense on Credit Facility	$ 16,221	$612,317	$ 38,201	$ 1,430,514

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of June 30, 2009 and December 31, 2008, such borrowings totaled approximately $8,568,000 and $93,265,000, respectively. Unallocated assets include direct cash held by the Fund and the Fund’s investment in Cash Management. As of June 30, 2009 and December 31, 2008, such amounts totaled approximately $6,592,000 and $1,521,000, respectively.

10 Review for Subsequent Events

In connection with the preparation of the condensed consolidated financial statements of the Fund, subsequent events and transactions through August 10, 2009, the date the financial statements were issued, have been evaluated by the Fund’s management for possible adjustment and/or disclosure. Management has not identified any subsequent events requiring financial statement disclosure as of the date these financial statements were issued.

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

MD&A for the Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008.(1)

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

The Fund’s total return was 10.71% for the quarter ended June 30, 2009. This return reflects an increase in the Fund’s net asset value per share from $63.03 to $69.78 during the period. The total return of the S&P 500 Index was 15.91% over the same period. Last year, the Fund had a total return of -4.16% for the quarter ended June 30, 2008. This return reflected a decrease in the Fund’s net asset value per share from $116.89 to $112.03 during the period. The S&P 500 Index had a total return of -2.72% over the same period.

Performance of the Portfolio. The second quarter of 2009 was a healing period for equity markets, which finished with their best quarterly performance in years. After six consecutive quarters of negative returns, stocks generated strong double-digit returns during the quarter ended June 30, 2009 and extended the rally that began in early March. Investors became more comfortable with riskier assets, encouraged by less negative economic developments and improvements in many parts of the credit markets — the epicenter of the financial crisis. Many large banks and financial institutions were able to access the capital markets and did so to raise cash and strengthen their balance sheets. Emerging markets and commodity prices rose rapidly on the hopes of a global economic recovery. Crude oil prices posted their biggest quarterly percentage gain since 1990. In addition, the federal government demonstrated a clear commitment to repair the domestic economy and financial system with a wide variety of government-sponsored programs.

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. For the quarter ended June 30, 2009, the Portfolio had a total return of 14.26% lagging its benchmark the S&P 500 Index which had a total return of 15.91%. The Portfolio underperformed its benchmark due to differences in stock selection versus the S&P 500 Index. For comparison, the total return of the Portfolio in the second quarter of 2008 was -3.48%.

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

All ten of the economic sectors within the S&P 500 Index registered positive returns, with seven producing double-digit gains. The financials, information technology, industrials and consumer discretionary sectors posted the largest gains, while telecommunications, health care and consumer staples sectors lagged all other sectors. Market leading industries for the quarter included automobiles and auto components, consumer finance, commercial banks, as well as independent power producers. In contrast, the biotechnology, pharmaceuticals, food and staples retailing, and diversified telecommunication services industries realized weaker returns during the period. On average during the quarter, small-capitalization stocks outperformed large-capitalization stocks and growth-style investments generally performed in line with value-style investments.

During the quarter ended June 30, 2009, the Portfolio remained overweight in the health care, industrials, consumer staples and consumer discretionary sectors, while continuing to underweight the materials, telecommunications and utilities sectors. The Portfolio benefited from its investments in the energy, telecommunication and utilities sectors. Stock selection in the energy sector added to results as the Portfolio’s investment in a diversified basket of integrated oil as well as oil and gas producers positively impacted performance. Below-benchmark weightings in the underperforming telecommunication services and utilities sectors also aided relative performance.

In contrast, stock selection in the financials sector detracted most from relative results. Several companies in precarious financial situations rallied off their historic lows during the quarter, leaving behind many of the stronger franchises held by the Portfolio. Additionally, the defensive nature of the Portfolio’s consumer staples positions created a drag on performance as investors rotated to riskier consumer cyclical stocks.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belport Realty Corporation (Belport Realty). As of June 30, 2009, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Bel Multifamily Property Trust (Bel Multifamily) and Monadnock Property Trust, LLC (Monadnock); a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford III LLC (Bel Stamford III); and a portfolio of preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs). Bel Multifamily and Monadnock own multifamily properties. Bel Stamford III owns an interest in an office property leased to a single tenant.

During the quarter ended June 30, 2009, the Fund’s net investment income from real estate investments was approximately $4.2 million compared to approximately $3.3 million for the quarter ended June 30, 2008, an increase of $0.9 million or 27%. The increase was due to increases in the net investment income of the Real Estate Joint Ventures and the acquisition of Bel Stamford III in June 2008. During the quarter ended June 30, 2008, the Fund’s net investment income from real estate investments decreased due to decreases in net investment income from Real Estate Joint Ventures, partially offset by higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the quarter.

The Fund’s real estate investments produced negative returns during the quarter, with decreases in real property investment values and other factors more than offsetting the net investment income generated during the period. Valuations of the real property investments decreased during the period due to further widening of capitalization rates and discount rates as well as weakening in other market metrics. The increases in capitalization rates and discount rates reflect the re-pricing of risk by commercial real estate investors and the reduced availability and increased cost of debt financing. These factors, along with general economic conditions, have kept transactional activity at levels significantly below that of recent years and caused continued downward pressure on the valuations of real property investments. The fair value of Partnership Preference Units increased during the quarter due to the tightening of credit spreads, as the general market for preferreds and other fixed income securities improved during the period.

Performance of Interest Rate Swap Agreements. For the quarter ended June 30, 2009, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $0.5 million, compared to approximately $2.5 million of net realized and unrealized gains for the quarter ended June 30, 2008. Net realized and unrealized losses on swap agreements for the quarter ended June 30, 2009 consisted of $1.3 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $0.8 million of net unrealized gains due to changes in swap agreement valuations. For the quarter ended June 30, 2008, net realized and unrealized gains on swap agreements consisted of $3.3 million of net unrealized gains due to changes in swap agreement valuations, partially offset by $0.8 million of periodic net payments made pursuant to outstanding swap agreements. The positive contribution to Fund performance from changes in swap agreement valuations for the quarter ended June 30, 2009 was attributable to an increase in swap rates during the quarter and a decrease in the remaining term of the agreements. The positive contribution to Fund performance from changes in swap agreement valuations for the quarter ending June 30, 2008 was attributable to an increase in swap rates during the quarter.

MD&A for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008.

Performance of the Fund. The Fund’s total return was -7.03% for the six months ended June 30, 2009. This return reflects a decrease in the Fund’s net asset value per share from $76.43 to $69.78 and a distribution of $1.27 per share during the period. The S&P 500 Index had a total return of 3.19% over the same period. Last year, the Fund had a total return of -12.70% for the six months ended June 30, 2008. This return reflected a decrease in the Fund’s net asset value per share from $130.11 to $112.03 and a distribution of $1.66 per share during the period. The S&P 500 Index had a total return of -11.90% over the same period.

Performance of the Portfolio. In some ways, the six-month period ending June 30, 2009, was a healing period for equity markets. After a dismal January and February, stocks rallied sharply as investors became more comfortable with riskier assets, encouraged by less negative economic developments and the improvements in many parts of the credit markets —the epicenter of the financial crisis. Many large banks and financial institutions were able to access the capital markets and did so to raise cash and strengthen their balance sheets. In addition, the federal government demonstrated a clear commitment to repair the domestic economy and financial system with a wide variety of government-sponsored programs.

For the six months ended June 30, 2009, the Portfolio had a total return of 1.25% trailing its benchmark the S&P 500 Index which had a total return of 3.19%. The Portfolio underperformed its benchmark due to differences in sector allocation and stock selection versus the S&P 500 Index. For comparison, the total return of the Portfolio for the six months ended June 30, 2008 was -2.72%.

Only four of the ten economic sectors within the S&P 500 Index registered positive returns. The information technology, materials, consumer discretionary and health care sectors posted gains, while the industrials, telecommunications and financials sectors produced the weakest results. Market leading industries for the period included automobiles, internet software and services, wireless telecommunication services, as well as life sciences tools and services. In contrast, the airlines, commercial banks and construction materials industries realized losses during the period. On average during the period, mid-capitalization stocks outperformed large- and small-capitalization stocks and growth-style investments generally outperformed value-style investments.

During the six months ended June 30, 2009, the Portfolio remained overweight in the health care, industrials, consumer staples and consumer discretionary sectors, while continuing to underweight the technology, materials, energy, telecommunications and utilities sectors. The Portfolio benefited from its investments in the energy, telecommunication and utilities sectors. Stock selection in the energy sector lifted returns as the Portfolio’s investment in exploration and production stocks registered gains. The Portfolio’s de-emphasis of the lagging telecommunication services and utilities sectors also helped relative performance.

In contrast, stock selection in the information technology, financials and health care sectors detracted most from relative results. Weakness among computers and peripherals and information technology services positions negatively impacted returns in technology. Within health care, a combination of an overweight position and investment selections in pharmaceuticals negatively impacted overall results. Lastly, the Portfolio’s above-benchmark weighting in an underperforming insurance company was a drag on overall performance.

Performance of Real Estate Investments. During the six months ended June 30, 2009, Belport Realty did not acquire or dispose of any real estate investments. During the six months ended June 30, 2008, Belport Realty acquired certain Partnership Preference Units for approximately $6.1 million (representing purchases from real estate investment affiliates of other investment funds advised by Boston Management and Research).

During the six months ended June 30, 2009, the Fund’s net investment income from real estate investments was approximately $9.1 million compared to approximately $6.8 million for the six months ended June 30, 2008, an increase of $2.3 million or 34%. The increase was due principally to an increase in the net investment income of Monadnock attributable to non-recurring costs for hurricane-related damages to certain properties in 2008, and the acquisition of Bel Stamford III in June 2008. During the six months ended June 30, 2008, the Fund’s net investment income from real estate investments increased as higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the period offset the decrease in net investment income from the properties held by the Real Estate Joint Ventures.

The fair value of the Fund’s real estate investments was approximately $174.5 million at June 30, 2009 compared to approximately $214.3 million at December 31, 2008, a net decrease of $39.8 million, or 19%. This net decrease was due to decreases in the fair value of Belport Realty’s investments in the Real Estate Joint Ventures and a decrease in the fair value of Bel Stamford III, partially offset by an increase in the fair value of Partnership Preference Units held at period end.

The Fund’s real estate investments produced negative returns during the period, with decreases in real property investment values and other factors more than offsetting the net investment income generated during the period. Valuations of the real property investments decreased during the period due to further widening of capitalization rates and discount rates as well as weakening in other market metrics. The increases in capitalization rates and discount rates reflect the re-pricing of risk by commercial real estate investors and the reduced availability and increased cost of debt financing. These factors, along with general economic conditions, have kept transactional activity at levels significantly below that of recent years and caused continued downward pressure on the valuations of real property investments. The fair value of Partnership Preference Units increased during the period due to the tightening of credit spreads, as the general market for preferreds and other fixed income securities improved during the period.

Performance of Interest Rate Swap Agreements. For the six months ended June 30, 2009, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $1.7 million, compared to net realized and unrealized losses of approximately $2.3 million for the six months ended June 30, 2008. Net realized and unrealized losses on swap agreements for the six months ended June 30, 2009 consisted of $2.6 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $0.9 million of net unrealized gains due to changes in swap agreement valuations. For the six months ended June 30, 2008, net realized and unrealized losses on swap agreements consisted of $1.3 million of net unrealized losses due to changes in swap agreement valuations and $1.0 million of periodic net payments made pursuant to outstanding swap agreements. The positive contribution to Fund performance from changes in swap agreement valuations for the six months ended June 30, 2009 was attributable to an increase in swap rates during the period and a decrease in the remaining term of the agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the six months ended June 30, 2008 was attributable to a decrease in swap rates during the period.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) to finance its real estate investments and to pay selling commissions and the Fund’s organizational expenses, as well as to provide for any ongoing liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. Any increase in the size of the Credit Facility will be subject to lender consent and may result in changes to the terms of the Credit Facility including the interest rates and fees paid thereunder. The Credit Facility matures on June 25, 2010.

During the six months ended June 30, 2009, the Fund made repayments to decrease the DKH credit arrangement by $106.4 million to an aggregate amount of outstanding borrowings of $189.1 million as of June 30, 2009. The Fund primarily used cash proceeds from the redemption of shares of Belvedere Company to fund the paydown of the DKH credit arrangement.

As of June 30, 2009, the Fund had outstanding borrowings of $189.1 million and unused loan commitments of $114.0 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month London Interbank Offered Rate (LIBOR). Changes in the underlying values of the outstanding interest rate swap agreements are recorded as unrealized appreciation or depreciation in the unaudited condensed consolidated statements of operations. As of June 30, 2009, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $4.3 million. As of December 31, 2008, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $5.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed rate mortgage notes secured by the real property of the Real Estate Joint Ventures and Co-owned Property. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

								Fair Value
								as of
	2010	2011	2012	2013	2014	Thereafter	Total	June 30, 2009
Rate sensitive liabilities:
Long-term debt:
Variable-rate Credit Facility	$189,100,000						$189,100,000	$189,100,000
Average interest rate	0.51%						0.51%
Rate sensitive derivative
financial instruments:
Pay fixed/receive variable interest
rate swap agreements	$155,982,000						$155,982,000	$ (4,268,720)
Average pay rate	3.97%						3.97%
Average receive rate	0.51%						0.51%
Rate sensitive investments:
Fixed-rate Partnership Preference
Units:
Colonial Realty Limited
Partnership, 7.25% Series B
Cumulative Redeemable
Perpetual Preferred Units,
Callable 8/24/09,
Current Yield: 13.20%	$9,637,020						$9,637,020	$5,492,000

								Fair Value
								as of
	2010	2011	2012	2013	2014	Thereafter	Total	June 30, 2009

Liberty Property Limited
Partnership, 7.40% Series H
Cumulative Redeemable
Preferred Units, Callable 8/21/12,
Current Yield: 11.10%				$10,000,000			$10,000,000	$6,668,000

MHC Operating Limited
Partnership, 8.0625% Series D
Cumulative Redeemable
Perpetual Preference Units,
Callable 3/24/10,
Current Yield: 12.90%	$10,000,000						$10,000,000	$6,252,000

PSA Institutional Partners, L.P.,
7.25% Series J Cumulative
Redeemable Perpetual Preferred
Units, Callable 5/9/11,
Current Yield: 9.80%		$10,000,000					$10,000,000	$7,396,000

Vornado Realty L.P.,
7.0% Series D-10 Cumulative
Redeemable Preferred Units,
Callable 11/17/08,
Current Yield: 10.56%(1)	$10,225,296						$10,225,296	$10,072,400

*	The amounts listed reflect the Fund’s positions as of June 30, 2009. The Fund’s current positions may differ.
(1)	Belport Realty’s interest in these Partnership Preference Units is held through Bel Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008, shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares generally are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended June 30, 2009, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share
April 30, 2009	50,418.704	$66.53
May 31, 2009	97,713.435	$69.59
June 30, 2009	113,220.565	$71.47
Total	261,352.704	$70.28

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

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
None.

                                                                                                    30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on August 10, 2009.

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

                                                                                         32