Form 10-Q
period 2009-09-30
BELPORT CAPITAL FUND LLC
filed 2009-11-09
CIK 1138602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended September 30, 2009

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
90 days.				Yes X No __

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¶232.405 of this chapter) during the preceding 12 months (or for such
shorter period that the Registrant was required to submit and post such files).				Yes__ No __

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes __ No X

	Belport Capital Fund LLC
	Index to Form 10-Q
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of
	September 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the Three Months
	Ended September 30, 2009 and 2008 and for the Nine Months Ended
	September 30, 2009 and 2008	4
	Condensed Consolidated Statements of Changes in Net Assets for the Nine Months
	Ended September 30, 2009 and the Year Ended December 31, 2008	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2009 and 2008	7
	Financial Highlights for the Nine Months Ended September 30, 2009 and the Year
	Ended December 31, 2008	9
	Notes to Condensed Consolidated Financial Statements as of September 30, 2009	10
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4.	Controls and Procedures.	28
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	29
Item 1A.	Risk Factors.	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities.	29
Item 4.	Submission of Matters to a Vote of Security Holders.	29
Item 5.	Other Information.	29
Item 6.	Exhibits.	29
SIGNATURES		31
EXHIBIT INDEX		32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2009	December 31, 2008
Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 673,996,888	$ 845,480,051
Investment in Partnership Preference Units	41,082,041	32,355,977
Investment in Real Estate Joint Ventures	124,633,261	173,949,254
Investment in Co-owned Property	5,238,624	8,017,684
Affiliated investment	2,325,629	1,267,642
Total investments, at value	$ 847,276,443	$ 1,061,070,608
Cash	17,830	251,323
Interest receivable from affiliated investment	-	1,674
Total assets	$ 847,294,273	$ 1,061,323,605

Liabilities:
Loan payable – Credit Facility	$ 185,500,000	$ 296,500,000
Payable for Fund shares redeemed	5,676,745	958,814
Special Distributions payable	-	1,151,791
Interest payable for open interest rate swap agreements	91,726	42,938
Open interest rate swap agreements, at value	3,367,107	5,171,035
Payable to affiliate for investment advisory and administrative fees	286,788	315,108
Payable to affiliate for distribution and servicing fees	210,039	262,475
Other accrued expenses:
Interest expense	102,752	97,550
Other expenses and liabilities	589,772	514,576
Total liabilities	$ 195,824,929	$ 305,014,287

Net assets	$ 651,469,344	$ 756,309,318

Shareholders’ capital	$ 651,469,344	$ 756,309,318

Shares outstanding (unlimited number of shares authorized)	8,128,774	9,895,385

Net asset value and redemption price per share	$ 80.14	$ 76.43

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $12,498, $48,096, $157,626
and $353,153, respectively)	$ 3,206,932	$ 7,549,860	$ 11,777,082	$ 23,552,612
Interest allocated from Belvedere Company	5,779	151,999	43,269	329,183
Security lending income allocated from
Belvedere Company, net	-	2,139	-	69,467
Expenses allocated from Belvedere Company	(1,017,533)	(2,059,431)	(3,047,159)	(6,720,337)
Net investment income allocated from Belvedere Company	$ 2,195,178	$ 5,644,567	$ 8,773,192	$ 17,230,925
Net investment income from Real Estate Joint Ventures	2,760,655	818,297	9,897,249	6,136,649
Distributions from Partnership Preference Units	749,063	749,063	2,247,188	2,247,188
Net investment income from Co-owned Property	239,108	218,038	720,829	198,066
Interest	-	448	-	902
Interest allocated from affiliated investment	2,022	16,788	12,566	82,572
Expenses allocated from affiliated investment	(2,020)	(2,998)	(10,583)	(12,311)
Total investment income	$ 5,944,006	$ 7,444,203	$ 21,640,441	$ 25,883,991

Expenses:
Investment advisory and administrative fees	$ 1,016,281	$ 1,505,321	$ 3,066,638	$ 4,603,014
Distribution and servicing fees	314,584	668,128	906,337	2,217,847
Interest expense on Credit Facility	262,524	2,249,794	1,026,552	7,547,995
Custodian and transfer agent fee	24,147	9,891	77,239	65,811
Miscellaneous	136,724	132,154	381,712	441,874
Total expenses	$ 1,754,260	$ 4,565,288	$ 5,458,478	$ 14,876,541
Deduct –
Reduction of investment advisory and administrative fees	159,098	334,212	466,667	1,109,883
Net expenses	$ 1,595,162	$ 4,231,076	$ 4,991,811	$ 13,766,658

Net investment income	$ 4,348,844	$ 3,213,127	$ 16,648,630	$ 12,117,333

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency) (identified cost basis)(1)	$ (4,493,062)	$ (39,912,871)	$ (62,025,822)	$ (26,858,736)
Investment transactions in Partnership Preference Units
(identified cost basis)	2,573	(10,075)	(165,141)	(16,718)
Investment transactions in Real Estate Joint Ventures	-	-	-	2,992
Interest rate swap agreements(2)	(1,391,394)	(891,506)	(4,014,574)	(1,932,845)
Net realized loss	$ (5,881,883)	$ (40,814,452)	$ (66,205,537)	$ (28,805,307)

Change in unrealized appreciation (depreciation) –
Investment in Belvedere Company
(investments and foreign currency) (identified cost basis)	$ 93,088,457	$ (43,087,274)	$ 116,692,948	$ (264,764,220)
Investment in Partnership Preference Units
(identified cost basis)	5,460,611	(4,872,974)	9,661,753	(10,099,118)
Investment in Real Estate Joint Ventures	(10,433,856)	(20,502,885)	(48,843,150)	(22,196,373)
Investment in Co-owned Property	-	-	(3,500,000)	(1,982)
Interest rate swap agreements	901,613	394,966	1,803,928	(883,538)
Net change in unrealized appreciation (depreciation)	$ 89,016,825	$ (68,068,167)	$ 75,815,479	$ (297,945,231)

Net realized and unrealized gain (loss)	$ 83,134,942	$ (108,882,619)	$ 9,609,942	$ (326,750,538)

Net increase (decrease) in net assets from operations	$ 87,483,786	$ (105,669,492)	$ 26,258,572	$ (314,633,205)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $(4,132,309), $8,823,348, $(18,805,180) and $27,997,166, respectively.
(2)	Amounts represent net interest incurred in connection with interest rate swap agreements (Note 7).

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 16,648,630	$ 16,913,726
Net realized loss from investment transactions, foreign
currency transactions and interest rate swap agreements	(66,205,537)	(24,134,008)
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	75,815,479	(607,664,020)
Net increase (decrease) in net assets from operations	$ 26,258,572	$ (614,884,302)

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders
in payment of distributions declared	$ 5,953,197	$ 10,487,126
Net asset value of Fund shares redeemed	(124,662,357)	(335,195,902)
Net decrease in net assets from Fund share transactions	$ (118,709,160)	$ (324,708,776)

Distributions –
Distributions to Shareholders	$ (12,389,386)	$ (21,902,490)
Special Distributions	-	(1,151,791)
Total distributions	$ (12,389,386)	$ (23,054,281)

Net decrease in net assets	$ (104,839,974)	$ (962,647,359)

Net assets:
At beginning of period	$ 756,309,318	$ 1,718,956,677
At end of period	$ 651,469,344	$ 756,309,318

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
Increase (Decrease) in Cash:	September 30, 2009	September 30, 2008
Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ 26,258,572	$ (314,633,205)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(8,773,192)	(17,230,925)
Net investment income from Real Estate Joint Ventures	(9,897,249)	(6,136,649)
Net payments from Real Estate Joint Ventures	10,370,092	13,339,173
Net investment income from Co-owned Property	(720,829)	(198,066)
Payments to Co-owned Property	(111)	(6,203)
(Increase) decrease in affiliated investment and interest receivable from affiliated investment	(1,056,313)	3,272,289
Decrease in other assets	-	181,083
Decrease in interest receivable for open interest rate swap agreements	-	39,658
Decrease in payable to affiliate for investment advisory and administrative fees	(28,320)	(3,444)
Decrease in payable to affiliate for distribution and servicing fees	(52,436)	(163,450)
Increase in interest payable for open interest rate swap agreements	48,788	26,060
Increase (decrease) in accrued interest and other accrued expenses and liabilities	80,398	(22,560)
Purchases of Partnership Preference Units	(7,916)	(6,121,803)
Decreases in Partnership Preference Units	778,464	797,191
Purchase of investment in Co-owned Property	-	(12,656,650)
Decreases in investment in Belvedere Company	116,650,000	14,500,000
Payment for interest rate swap agreement	-	(53,311)
Net interest incurred on interest rate swap agreements	(4,014,574)	(1,932,845)
Net realized loss from investment transactions, foreign currency
transactions and interest rate swap agreements	66,205,537	28,805,307
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(75,815,479)	297,945,231
Net cash flows provided by (used in) operating activities	$ 120,025,432	$ (253,119)

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ -	$ 90,000,000
Repayments of Credit Facility	(111,000,000)	(75,000,000)
Payments for Fund shares redeemed	(1,670,945)	(1,965,292)
Distributions paid to Shareholders	(6,436,189)	(11,415,364)
Payment of Special Distributions	(1,151,791)	-
Net cash flows provided by (used in) financing activities	$ (120,258,925)	$ 1,619,344

Net increase (decrease) in cash	$ (233,493)	$ 1,366,225

Cash at beginning of period	$ 251,323	$ 643,033
Cash at end of period	$ 17,830	$ 2,009,258

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Nine Months Ended
	September 30, 2009	September 30, 2008
Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 1,021,350	$ 7,560,260
Interest paid on interest rate swap agreements, net	$ 3,965,786	$ 1,867,127
Reinvestment of distributions paid to Shareholders	$ 5,953,197	$ 10,487,126
Market value of securities distributed in payment of redemptions	$ 118,273,481	$ 201,996,167
Swap interest receivable assumed in conjunction with the
purchase of the interest rate swap agreement	$ -	$ 13,611

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
Net asset value – Beginning of period	$ 76.430	$ 130.110
Income (loss) from operations
Net investment income(1)	$ 1.879	$ 1.391
Net realized and unrealized gain (loss)	3.101	(53.316)
Total income (loss) from operations	$ 4.980	$ (51.925)
Distributions
Distributions to Shareholders	$ (1.270)	$ (1.660)
Special Distributions	-	(0.095)
Total distributions	$ (1.270)	$ (1.755)
Net asset value – End of period	$ 80.140	$ 76.430

Total Return(2)	6.78% (3)	(40.44)%
Ratios as a percentage of average net assets
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.51% (8)	1.21%
Interest and other borrowing costs(4)(6)	0.22% (8)	0.73%
Total expenses	1.73% (8)	1.94%

Net investment income(6)	3.58% (8)	1.28%
Ratios as a percentage of average gross assets(7)
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.80% (8)	0.82%
Interest and other borrowing costs(4)(6)	0.12% (8)	0.50%
Total expenses	0.92% (8)	1.32%
Net investment income(6)	1.90% (8)	0.87%
Supplemental Data
Net assets, end of period (000’s omitted)	$ 651,469	$ 756,309
Portfolio turnover of Tax-Managed Growth Portfolio(9)	2% (3)	1%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested (except for Special Distributions).
(3)	Not annualized.
(4)	Includes the expenses of Belport Capital Fund LLC (Belport Capital) and Belport Realty Corporation.
(5)	Includes Belport Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio (the Portfolio).
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.
(7)	Average gross assets means the average daily amount of the value of all assets of Belport Capital (including Belport Capital's interest in Belvedere Company and Belport Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments), without reduction by any liabilities.
(8)	Annualized.
(9)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of the Portfolio including in-kind contributions and distributions was 2% and 3% for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of September 30, 2009

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belport Capital Fund LLC (Belport Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. Management has evaluated all subsequent events and transactions through November 9, 2009, the date the financial statements were issued, for possible adjustment to and/or disclosure in the financial statements. It is suggested that these interim financial statements be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2008 included in the Fund’s Annual Report on Form 10-K dated February 27, 2009. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

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

2 Investment and Other Valuations

The Fund invests in shares of Belvedere Capital Fund Company LLC (Belvedere Company). Belvedere Company’s only investment is an interest in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended (the 1940 Act), the value of which is derived from a proportional interest therein. Valuation of the Portfolio’s securities is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included in the Fund’s Annual Report on Form 10-K dated February 27, 2009. The Fund also invests in real estate investments through a controlled subsidiary, Belport Realty Corporation (Belport Realty). Such investments include preferred equity interests in real estate operating partnerships (Partnership Preference Units), real estate joint ventures (Real Estate Joint Ventures) and a tenancy-in-common interest in real property (Co-owned Property). The Real Estate Joint Ventures and Co-owned Property are referred to herein collectively as Subsidiary Real Estate Investments. The Fund may also invest cash on a temporary basis in Cash Management Portfolio (Cash Management), an affiliated investment company managed by Boston Management and Research (Boston Management), a subsidiary of Eaton Vance Management. Additionally, Belport Capital has entered into interest rate swap agreements (Note 7). Boston Management makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

Market prices for the Fund’s investments in Partnership Preference Units and Subsidiary Real Estate Investments are not readily available. Such investments are stated in the Fund’s condensed consolidated financial statements at fair value which represents the amount at which Boston Management, as manager of Belport Realty, believes would be received to sell an asset in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants under current market conditions. In valuing these investments, Boston Management considers relevant factors, data and information.

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

For those properties not appraised by Appraisers in a given quarter, Boston Management will review the fair values of such properties and, if Boston Management believes it is warranted based on the appraisals of appraised properties or for other reasons, Boston Management may prepare a valuation of such properties considering results of operations, market conditions, significant changes in economic circumstances, recent independent appraisals of similar properties and/or other relevant facts or circumstances. In determining valuations, Boston Management follows a process consistent with industry practice and the practice of Appraisers, as described above. Valuations may occur more frequently than quarterly if it is determined by Boston Management that the current property valuation has changed materially since the most recent appraisal or valuation.

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

The fair value of the Partnership Preference Units is based on analysis and calculations performed on an at least monthly basis by a third party service provider. The service provider calculates an estimated price and yield (before accrued distributions) for each issue of Partnership Preference Units based on descriptions of such issue provided by Boston Management and certain publicly available information including, but not limited to, the trading prices of publicly issued debt and/or preferred stock instruments of the same or similar issuers, which may be adjusted to reflect the illiquidity and other structural characteristics of the Partnership Preference Units (such as call provisions). Daily valuations of Partnership Preference Units are determined by adjusting prices from the service provider to account for accrued distributions under the terms of the Partnership Preference Units. If changes in relevant markets, events that materially affect an issuer or other events that have a significant effect on the price or yield of Partnership Preference Units occur, relevant prices or yields may be adjusted to take such occurrences into account. Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and estimates made by the service provider when determining the fair value of the Partnership Preference Units.

Cash Management generally values its investment securities utilizing the amortized cost valuation technique permitted by Rule 2a-7 under the 1940 Act, pursuant to which Cash Management must comply with certain conditions. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, Cash Management may value its investment securities based on available market quotations provided by a third party pricing service.

Interest rate swap agreements are normally valued on the basis of valuations furnished by a third party pricing service. The valuations are based on the present value of fixed and projected floating rate cash flows over the term of the agreement. Future cash flows are discounted to their present value using swap quotations provided by electronic data services or by broker/dealers.

Changes in the fair value of the Fund’s investments are recorded as unrealized appreciation or depreciation in the condensed consolidated statements of operations.

3 Fair Value Measurements

GAAP establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. The three levels of the fair value hierarchy are described below.

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

The Fund’s investments in Belvedere Company and Cash Management are classified as Level 1 within the fair value hierarchy. Interest rate swap agreements are classified as Level 2 within the fair value hierarchy, while the Fund’s real estate investments are classified as Level 3 within the fair value hierarchy. The Fund’s assets classified as Level 3 as of September 30, 2009 and December 31, 2008 each represent 20.2% of the Fund’s total assets.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of September 30, 2009 and December 31, 2008.

		Fair Value Measurements at September 30, 2009
Description September 30, 2009		Level 1	Level 2	Level 3
Assets
Investment in Belvedere Company	$ 673,996,888	$ 673,996,888	$ -	$ -
Partnership Preference Units	41,082,041	-	-	41,082,041
Real Estate Joint Ventures	124,633,261	-	-	124,633,261
Co-owned Property	5,238,624	-	-	5,238,624
Affiliated Investment	2,325,629	2,325,629	-	-
Total	$ 847,276,443	$ 676,322,517	$ -	$ 170,953,926

Liabilities
Interest Rate Swap Agreements	$ 3,367,107	$ -	$ 3,367,107	$ -
Total	$ 3,367,107	$ -	$ 3,367,107	$ -

                                                                                                   13

		Fair Value Measurements at December 31, 2008
Description	December 31, 2008	Level 1	Level 2	Level 3
Assets
Investment in Belvedere Company	$ 845,480,051	$ 845,480,051	$ -	$ -
Partnership Preference Units	32,355,977	-	-	32,355,977
Real Estate Joint Ventures	173,949,254	-	-	173,949,254
Co-owned Property	8,017,684	-	-	8,017,684
Affiliated Investment	1,267,642	-	1,267,642	-
Total	$ 1,061,070,608	$ 845,480,051	$ 1,267,642	$ 214,322,915

Liabilities
Interest Rate Swap Agreements	$ 5,171,035	$ -	$ 5,171,035	$ -
Total	$ 5,171,035	$ -	$ 5,171,035	$ -

The following tables present the changes in the Level 3 fair value category for the three months and nine months ended September 30, 2009 and 2008.

	Level 3 Fair Value Measurements for the
	Three Months Ended September 30, 2009
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of June 30, 2009	$ 35,880,400	$ 133,648,676	$ 4,999,405	$ 174,528,481
Net realized gain	2,573	-	-	2,573
Net change in unrealized appreciation
(depreciation)	5,460,611	(10,433,856)	-	(4,973,245)
Net sales	(261,543)	-	-	(261,543)
Net investment income(1)	-	2,760,655	239,108	2,999,763
Other(2)	-	(1,342,214)	111	(1,342,103)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of September 30, 2009	$ 41,082,041	$ 124,633,261	$ 5,238,624	$ 170,953,926

Net change in unrealized appreciation
(depreciation) from investments still
held at September 30, 2009	$ 5,394,200	$ (10,433,856)	$ -	$ (5,039,656)

                                                                                                                   14

	Level 3 Fair Value Measurements for the
	Three Months Ended September 30, 2008
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of June 30, 2008	$ 43,533,296	$ 259,773,874	$ 12,634,696	$ 315,941,866
Net realized loss	(10,075)	-	-	(10,075)
Net change in unrealized appreciation
(depreciation)	(4,872,974)	(20,502,885)	-	(25,375,859)
Net sales	(266,610)	-	-	(266,610)
Net investment income(1)	-	818,297	218,038	1,036,335
Other(2)	-	(1,761,222)	6,203	(1,755,019)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of September 30, 2008	$ 38,383,637	$ 238,328,064	$ 12,858,937	$ 289,570,638

Net change in unrealized appreciation
(depreciation) from investments still
held at September 30, 2008	$ (4,867,662)	$ (20,502,885)	$ -	$ (25,370,547)

	Level 3 Fair Value Measurements for the
	Nine Months Ended September 30, 2009
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of
December 31, 2008	$ 32,355,977	$ 173,949,254	$ 8,017,684	$ 214,322,915
Net realized loss	(165,141)	-	-	(165,141)
Net change in unrealized appreciation
(depreciation)	9,661,753	(48,843,150)	(3,500,000)	(42,681,397)
Net sales	(770,548)	-	-	(770,548)
Net investment income(1)	-	9,897,249	720,829	10,618,078
Other(2)	-	(10,370,092)	111	(10,369,981)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of September 30, 2009	$ 41,082,041	$ 124,633,261	$ 5,238,624	$ 170,953,926

Net change in unrealized appreciation
(depreciation) from investments still
held at September 30, 2009	$ 9,424,955	$ (48,843,150)	$ (3,500,000)	$ (42,918,195)

                                                                                                               15

	Level 3 Fair Value Measurements for the
	Nine Months Ended September 30, 2008
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of
December 31, 2007	$ 43,174,861	$ 267,723,969	$ -	$ 310,898,830
Net realized gain (loss)	(16,718)	2,992	-	(13,726)
Net change in unrealized appreciation
(depreciation)	(10,099,118)	(22,196,373)	(1,982)	(32,297,473)
Net purchases	5,324,612	-	12,656,650	17,981,262
Net investment income(1)	-	6,136,649	198,066	6,334,715
Other(2)	-	(13,339,173)	6,203	(13,332,970)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of September 30, 2008	$ 38,383,637	$ 238,328,064	$ 12,858,937	$ 289,570,638

Net change in unrealized appreciation
(depreciation) from investments still
held at September 30, 2008	$ (10,083,490)	$ (22,196,373)	$ (1,982)	$ (32,281,845)

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Represents net capital contributions (distributions) recorded using the equity method of accounting.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the nine months ended September 30, 2009 and 2008.

Nine Months Ended
Investment Transactions September 30, 2009		September 30, 2008
Decreases in investment in Belvedere Company	$ 234,923,481	$ 216,496,167
Increases in Partnership Preference Units(1)	$ 7,916	$ 6,121,803
Decreases in Partnership Preference Units	$ 778,464	$ 797,191
Decreases in investment in Real Estate Joint Ventures	$ 10,370,092	$ 13,339,173
Increases in investment in Co-owned Property(2)	$ 111	$ 12,662,853

(1)	Increases in Partnership Preference Units for the nine months ended September 30, 2008 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management.
(2)	Increases in investment in Co-owned Property for the nine months ended September 30, 2008 includes the purchase of a Co-owned Property from the real estate investment affiliate of another investment fund advised by Boston Management for $12,656,650.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the nine months ended September 30, 2009 and 2008, including allocations of income, expenses and net realized and unrealized gains (losses).

Nine Months Ended
	September 30, 2009	September 30, 2008
Belvedere Company’s interest in the Portfolio(1)	$ 6,969,738,135	$ 11,228,067,436
The Fund’s investment in Belvedere Company(2)	$ 673,996,888	$ 1,217,826,380
Income allocated to Belvedere Company from the Portfolio	$ 119,191,297	$ 210,479,299
Income allocated to the Fund from Belvedere Company	$ 11,820,351	$ 23,951,262
Expenses allocated to Belvedere Company from the Portfolio	$ 23,309,691	$ 43,976,008
Expenses allocated to the Fund from Belvedere Company(3)	$ 3,047,159	$ 6,720,337
Net realized loss from investment transactions and foreign
currency transactions allocated to Belvedere Company from
the Portfolio	$ (613,047,387)	$ (251,919,695)
Net realized loss from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$ (62,025,822)	$ (26,858,736)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ 1,353,996,783	$ (2,333,854,448)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund from
Belvedere Company	$ 116,692,948	$ (264,764,220)

(1)	As of September 30, 2009 and 2008, the value of Belvedere Company’s interest in the Portfolio represents 71.6% and 74.9% of the Portfolio’s net assets, respectively.
(2)	As of September 30, 2009 and 2008, the Fund’s investment in Belvedere Company represents 9.7% and 10.9% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

Nine Months Ended
	September 30, 2009	September 30, 2008
Expenses allocated from the Portfolio	$ 2,302,701	$ 5,011,666
Servicing fee	$ 723,729	$ 1,661,154
Operating expenses	$ 20,729	$ 47,517

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2009, December 31, 2008 and September 30, 2008 and its operations for the nine months ended September 30, 2009, for the year ended December 31, 2008 and for the nine months ended September 30, 2008 follows:

	September 30, 2009	December 31, 2008	September 30, 2008
Investments, at value	$ 9,696,916,976	$ 10,576,594,398	$ 14,911,645,619
Other assets	37,507,550	30,405,755	81,596,106
Total assets	$ 9,734,424,526	$ 10,607,000,153	$ 14,993,241,725
Investment adviser fee payable	$ 3,627,244	$ 3,828,744	$ 5,647,567
Other liabilities	562,405	428,353	1,107,510
Total liabilities	$ 4,189,649	$ 4,257,097	$ 6,755,077
Net assets	$ 9,730,234,877	$ 10,602,743,056	$ 14,986,486,648
Total investment income	$ 164,585,289	$ 362,173,770	$ 281,291,094
Investment adviser fee	$ 30,463,783	$ 68,300,344	$ 55,972,772
Other expenses	1,371,614	2,713,783	2,311,913
Total expense reductions	-	(16)	(12)
Net expenses	$ 31,835,397	$ 71,014,111	$ 58,284,673
Net investment income	$ 132,749,892	$ 291,159,659	$ 223,006,421
Net realized loss from investment
transactions and foreign currency
transactions(1)	(612,084,266)	(57,601,117)	(196,580,189)
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	1,694,388,985	(6,326,916,620)	(3,267,144,360)
Net increase (decrease) in net assets
from operations	$ 1,215,054,611	$ (6,093,358,078)	$ (3,240,718,128)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $(122,641,253), $440,338,417 and $398,661,935, respectively.

6 Investment in Real Estate Joint Ventures

At September 30, 2009 and December 31, 2008, Belport Realty held investments in two Real Estate Joint Ventures, Monadnock Property Trust, LLC (Monadnock) and Bel Multifamily Property Trust (Bel Multifamily). Belport Realty held a majority economic interest of 79.0% and 71.0% in Monadnock and 81.5% and 74.4% in Bel Multifamily as of September 30, 2009 and December 31, 2008, respectively. Monadnock and Bel Multifamily own multifamily properties. Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

September 30, 2009 December 31, 2008
Assets
Investment in real estate	$ 513,825,439	$ 596,233,443
Other assets	18,319,066	18,960,233
Total assets	$ 532,144,505	$ 615,193,676

Liabilities and Shareholders’ Equity
Mortgage notes payable, at face(1)	$ 362,050,000	$ 362,050,000
Other liabilities	17,059,851	16,222,723
Total liabilities	$ 379,109,851	$ 378,272,723
Shareholders’ equity	$ 153,034,654	$ 236,920,953
Total liabilities and shareholders’ equity	$ 532,144,505	$ 615,193,676

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. The Real Estate Joint Ventures generally have no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009 2008 2009 2008
Revenues	$ 18,858,802	$ 19,179,727	$ 57,082,156	$ 55,978,627
Expenses	15,358,166	18,803,623	44,955,959	49,501,149
Net investment income before realized
and unrealized gain (loss)	$ 3,500,636	$ 376,104	$ 12,126,197	$ 6,477,478
Realized gain	-	-	-	4,181
Change in net unrealized appreciation
(depreciation)	(10,779,268)	(33,333,321)	(85,851,992)	(35,737,209)
Net investment loss	$ (7,278,632)	$ (32,957,217)	$ (73,725,795)	$ (29,255,550)

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

Liability Derivatives at
Derivatives Not Designated as Hedging Instruments	September 30, 2009	December 31, 2008
Notional amount at end of the respective period(1)	$ 155,982,000	$ 155,982,000
Average notional amount during the respective period	$ 155,982,000	$ 242,572,000
Weighted average fixed interest rate	3.97%	3.97%
Floating rate	LIBOR + 0.20%	LIBOR + 0.20%
Initial optional termination date	2/2010	2/2010
Final termination date	6/2010	6/2010
Fair value	$ (3,367,107)	$ (5,171,035)

(1)	An interest rate swap agreement held with a notional amount of $46,160,000 has an initial optional termination date as of September 30, 2009 and December 31, 2008.

8 Debt

Credit Facility – Belport Capital has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) (collectively, the Credit Facility). The Credit Facility matures on June 25, 2010.

The credit arrangement with DKH is a term loan facility that accrues interest at a rate of one-month LIBOR plus 0.20% per annum. During the nine months ended September 30, 2009, Belport Capital made repayments to decrease the term loan with DKH by an aggregate amount of $110,000,000.

The credit arrangement with Merrill Lynch is a revolving loan facility in the amount of $114,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. At September 30, 2009, there are no borrowings outstanding pursuant to this arrangement. A commitment fee of 0.10% per annum is paid on the unused commitment amount and is included in Credit Facility interest expense in the accompanying condensed consolidated financial statements. A letter of credit was issued as a substitute for funding certain mortgage escrow accounts required by the lender of Bel Multifamily. The letter of credit expires on June 15, 2010.

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

The following table summarizes Belport Capital’s Credit Facility. The fair value of the Credit Facility approximates its carrying value.

At September 30, 2009 At December 31, 2008
Total amount available under the Credit Facility	$ 299,500,000	$ 409,500,000
DKH borrowings outstanding	$ 185,500,000	$ 295,500,000
Merrill Lynch borrowings outstanding	$ -	$ 1,000,000
Outstanding letter of credit	$ 1,680,923	$ 1,618,185

Borrowings under the Credit Facility have been used to purchase the Fund’s interests in real estate investments, to pay selling commissions and organizational expenses and to provide for the liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

Average Borrowings and Average Interest Rate – During the nine months ended September 30, 2009, the average balance of borrowings under the Credit Facility was approximately $209,300,000 with a weighted average interest rate of 0.65%. The weighted average interest rate includes all costs of borrowings under the Credit Facility.

9 Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belport Capital invests in real estate investments through Belport Realty. The Fund’s investment income from real estate investments primarily consists of distribution income from Partnership Preference Units and net investment income from Real Estate Joint Ventures and Co-owned Property.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Investment income
The Portfolio*	$ 2,195,178	$ 5,644,567	$ 8,773,192	$ 17,230,925
Real Estate	3,748,826	1,785,398	12,865,266	8,581,903
Unallocated	2	14,238	1,983	71,163
Total investment income	$ 5,944,006	$ 7,444,203	$ 21,640,441	$ 25,883,991

Net increase (decrease) in
net assets from operations
The Portfolio*	$ 90,708,603	$ (77,718,400)	$ 63,190,388	$ (275,610,975)
Real Estate	(2,801,475)	(26,619,446)	(35,707,730)	(34,586,312)
Unallocated(1)	(423,342)	(1,331,646)	(1,224,086)	(4,435,918)
Net increase (decrease) in
net assets from operations	$ 87,483,786	$ (105,669,492)	$ 26,258,572	$ (314,633,205)

	At September 30,	At December 31,
	2009	2008
Net assets
The Portfolio*	$ 668,291,662	$ 843,319,543
Real Estate	(10,130,032)	5,205,389
Unallocated(2)	(6,692,286)	(92,215,614)
Net assets	$ 651,469,344	$ 756,309,318

*	Belport Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Unallocated amounts pertain to the overall operation of Belport Capital and do not pertain to either segment. Included in these amounts are primarily distribution and servicing fees, and unallocated audit expense and Credit Facility interest expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Distribution and servicing fees	$ 314,584	$ 668,128	$ 906,337	$ 2,217,847
Audit expense	$ 71,760	$ 51,351	$ 185,096	$ 160,849
Interest expense on Credit Facility	$ 13,127	$ 607,444	$ 51,328	$ 2,037,958

                                                                                                                21

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2009 and December 31, 2008, such borrowings totaled approximately $8,568,000 and $93,265,000, respectively. Unallocated assets include direct cash held by the Fund and the Fund’s investment in Cash Management. As of September 30, 2009 and December 31, 2008, such amounts totaled approximately $2,343,000 and $1,521,000, respectively.

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

MD&A for the Quarter Ending September 30, 2009 Compared to the Quarter Ending September 30, 2008.(1)

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

The Fund’s total return was 14.85% for the quarter ending September 30, 2009. This return reflects an increase in the Fund’s net asset value per share from $69.78 to $80.14 during the period. The total return of the S&P 500 Index was 15.59% over the same period. Last year, the Fund had a total return of -8.14% for the quarter ending September 30, 2008. This return reflected a decrease in the Fund’s net asset value per share from $112.03 to $102.90 during the period. The S&P 500 Index had a total return of -8.36% over the same period.

Performance of the Portfolio. In the third quarter of 2009, global equity markets continued to confound skeptical investors by extending the rally that began in early March. The Dow Jones Industrial Average had its biggest quarterly gain since the fourth quarter of 1998, and the S&P 500 Index has recorded seven consecutive months of gains, a feat achieved only 15 times since 1928.

For the quarter ending September 30, 2009, all ten of the economic sectors within the S&P 500 Index registered positive returns, with seven producing double-digit gains. The financials, industrials and materials sectors posted the largest gains, while telecommunication services, utilities and health care stocks lagged all other sectors. Market leading industries for the quarter included insurance, consumer finance, machinery, industrial conglomerates and chemicals. In contrast, the wireless telecommunication services, electric utilities, construction and engineering, software and biotechnology industries realized weaker returns for the period. On average during the course of the quarter, small-capitalization stocks outperformed large-capitalization stocks and value style investments generally performed better than growth style investments.

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. For the quarter ending September 30, 2009, the Portfolio had a return of 15.14% slightly trailing its benchmark, the S&P 500 Index, which had a total return of 15.59%. The Portfolio underperformed its

1	Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested, except for special distributions. Performance is for the stated time period only and is not annualized; due to market volatility, current performance of the Fund and of the Portfolio may be lower or higher than the quoted return. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an index.

benchmark due to differences in stock selection and sector allocation versus the S&P 500 Index. For comparison, during the third quarter of 2008, the Portfolio posted a total return of -5.82%.

During the quarter ending September 30, 2009, the Portfolio remained overweight in the health care, industrials, consumer staples and consumer discretionary sectors, while continuing to underweight the financials, materials, telecommunication services and utilities sectors. The Portfolio benefited predominantly from its investments in the energy, telecommunication services and utilities sectors. Stock selection in the energy sector added to results as the Portfolio’s investment in a diversified basket of exploration and production companies registered strong gains. Below-benchmark weightings in the underperforming telecommunication services and utilities sectors also aided relative performance.

In contrast, stock selection in the information technology and financials sectors detracted most from relative performance. The Portfolio’s focus on owning better capitalized, high quality companies negatively impacted relative results as the performance of the financials sector was driven by many of the lower quality stocks which produced significant gains during the quarter. The Portfolio’s limited ownership of several insurance stocks that outperformed their industry peers was also disadvantageous. While the Portfolio continued to increase its overall exposure to specific areas within the information technology sector during the quarter, stock selection had a negative impact on overall results. An underweight in the strong performing computers and peripherals group hurt returns as did weaker stock selections among communications equipment and software.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belport Realty Corporation (Belport Realty). As of September 30, 2009, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Bel Multifamily Property Trust (Bel Multifamily) and Monadnock Property Trust, LLC (Monadnock); a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford III LLC (Bel Stamford III); and a portfolio of preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs). Bel Multifamily and Monadnock own multifamily properties. Bel Stamford III owns an interest in an office property leased to a single tenant.

The Fund’s real estate investments produced negative returns during the quarter, with decreases in the fair value of real property investments and other factors more than offsetting the net investment income generated during the period and increases in the fair value of Partnership Preference Units. Valuations of the real property investments decreased during the period due to further widening of capitalization rates and discount rates as well as weakening in other market metrics. The increases in capitalization rates and discount rates reflect the re-pricing of risk by commercial real estate investors and the reduced availability and increased cost of debt financing. These factors, along with general economic conditions, have kept transactional activity at levels significantly below that of recent years and caused continued downward pressure on the valuations of real property investments. The fair value of Partnership Preference Units increased during the quarter due to the tightening of credit spreads, as the general market for preferreds and other fixed income securities improved during the period.

During the quarter ending September 30, 2009, the Fund’s net investment income from real estate investments was approximately $3.7 million compared to approximately $1.8 million for the quarter ending September 30, 2008, an increase of $1.9 million or 106%. The increase was due principally to an increase in the net investment income from Monadnock attributable to non-recurring costs for hurricane-related damages to certain properties in 2008. During the quarter ending September 30, 2008, the Fund’s net investment income from real estate investments decreased due to Monadnock hurricane-related costs mentioned above, partially offset by the acquisition of Bel Stamford III in June 2008 and higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the quarter.

Performance of Interest Rate Swap Agreements. For the quarter ending September 30, 2009 and September 30, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements each totaled approximately $0.5 million. Net realized and unrealized losses on swap agreements for the quarter ending September 30, 2009 consisted of $1.4 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $0.9 million of net unrealized gains due to changes in swap agreement valuations. For the quarter ending September 30, 2008, net realized and unrealized losses on swap agreements consisted of $0.9 million of periodic net payments made pursuant to outstanding swap agreements, partially offset by $0.4 million of net unrealized gains due to changes in swap agreement valuations. The positive contribution to Fund performance from changes in swap agreement valuations for the quarters ending September 30, 2009 and September 30, 2008 was attributable to an increase in swap rates during the quarter and a decrease in the remaining term of the agreements.

MD&A for the Nine Months Ending September 30, 2009 Compared to the Nine Months Ending September 30, 2008.

Performance of the Fund. The Fund’s total return was 6.78% for the nine months ending September 30, 2009. This return reflects an increase in the Fund’s net asset value per share from $76.43 to $80.14 and a distribution of $1.27 per share during the period. The S&P 500 Index had a total return of 19.27% over the same period. Last year, the Fund had a total return of -19.80% for the nine months ending September 30, 2008. This return reflected a decrease in the Fund’s net asset value per share from $130.11 to $102.90 and a distribution of $1.66 per share during the period. The S&P 500 Index had a total return of -19.27% over the same period.

Performance of the Portfolio. During the nine months ending September 30, 2009, equity markets witnessed an astounding transition from risk aversion to risk appetite. Many of the lowest-quality stocks that investors scorned earlier in the year had the highest returns in the recovery. The rally has been driven by optimism that the financial crisis and economy have stabilized. Corporate profits have exceeded expectations, driven by cost cutting and productivity, which have trumped the concerns of consumer debt, high unemployment and depressed home prices. On average during the course of the period, small-capitalization stocks generally outperformed large- and mid-capitalization stocks and growth style investments remained ahead of their value counterparts.

For the nine-month period ending September 30, 2009, all ten of the economic sectors in the S&P 500 Index posted positive returns. Information technology, materials, consumer discretionary and financials were the top-performing sectors, while the telecommunication services and utilities sectors realized weaker returns. S&P 500 Index-leading industries of the first nine months of 2009 included computers and peripherals, semiconductors, energy equipment and services, capital markets, chemicals and automobiles. Industries making negative contributions to the Index returns included construction materials, thrifts and mortgage finance, diversified telecommunication services and biotechnology.

The Portfolio’s performance for the nine months ending September 30, 2009 was 16.57%, trailing its benchmark, the S&P 500 Index, which had a total return of 19.27%. The Portfolio underperformed its benchmark due to differences in sector allocation and stock selection versus the S&P 500 Index. For comparison, during the first nine months of 2008, the Portfolio posted a total return of -17.09%.

The Portfolio remained overweight in the industrials, health care, consumer staples and discretionary sectors, while continuing to underweight the energy, information technology, telecommunication services and utilities sectors. Stock selection and allocation decisions within the information technology, health care and financials sectors were the primary contributors to the Portfolio’s underperformance versus the S&P 500 Index for the period. A combination of an above-benchmark weighting and relatively weaker investment choices within the pharmaceuticals space accounted for a significant portion of the shortfall. Within the financials sector, not owning the lower-quality diversified financials stock that outperformed during the period and stock picks in insurance also detracted from relative performance. Lastly, the Portfolio’s underweight position in the market-leading computers and peripherals industry, combined with weaker stock selection, hindered performance.

In contrast, the Portfolio gained from relatively stronger investment selections within energy and industrials sectors. A de-emphasis of the lagging utilities and telecommunication services stocks were also particularly beneficial.

Performance of Real Estate Investments. The Fund’s real estate investments produced negative returns during the period, with decreases in the fair value of real property investments and other factors more than offsetting the net investment income generated during the period and increases in the fair value of Partnership Preference Units. Valuations of the real property investments decreased during the period due to further widening of capitalization rates and discount rates as well as weakening in other market metrics. The increases in capitalization rates and discount rates reflect the re-pricing of risk by commercial real estate investors and the reduced availability and increased cost of debt financing. These factors, along with general economic conditions, have kept transactional activity at levels significantly below that of recent years and caused continued downward pressure on the valuations of real property investments. The fair value of Partnership Preference Units increased during the period due to the tightening of credit spreads, as the general market for preferreds and other fixed income securities improved during the period.

During the nine months ending September 30, 2009, Belport Realty did not acquire or dispose of any real estate investments. During the nine months ending September 30, 2008, Belport Realty acquired certain Partnership Preference Units for approximately $6.1 million (representing purchases from real estate investment affiliates of other investment funds advised by the Fund’s investment adviser, Boston Management and Research).

During the nine months ending September 30, 2009, the Fund’s net investment income from real estate investments was approximately $12.9 million compared to approximately $8.6 million for the nine months ending September 30, 2008, an increase of $4.3 million or 50%. The increase was due principally to an increase in the net investment income from Monadnock attributable to non-recurring costs for hurricane-related damages to certain properties in 2008, and an increase in the net investment income from Co-owned property related to the acquisition of Bel Stamford III in June 2008. During the nine months ending September 30, 2008, the Fund’s net investment income from real estate investments decreased due to Monadnock hurricane-related costs mentioned above, partially offset by higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the period and by the acquisition of Bel Stamford III in June 2008.

The fair value of the Fund’s real estate investments was approximately $171.0 million at September 30, 2009 compared to approximately $214.3 million at December 31, 2008, a net decrease of $43.3 million, or 20%. This net decrease was due to decreases in the fair value of Belport Realty’s investments in the Real Estate Joint Ventures and a decrease in the fair value of Bel Stamford III, partially offset by an increase in the fair value of Partnership Preference Units held at period end.

Performance of Interest Rate Swap Agreements. For the nine months ending September 30, 2009, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $2.2 million, compared to net realized and unrealized losses of approximately $2.8 million for the nine months ending September 30, 2008. Net realized and unrealized losses on swap agreements for the nine months ending September 30, 2009 consisted of $4.0 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $1.8 million of net unrealized gains due to changes in swap agreement valuations. For the nine months ending September 30, 2008, net realized and unrealized losses on swap agreements consisted of $1.9 million of periodic net payments made pursuant to outstanding swap agreements and $0.9 million of net unrealized losses due to changes in swap agreement valuations. The positive contribution to Fund performance from changes in swap agreement valuations for the nine months ending September 30, 2009 was attributable to an increase in swap rates during the period and a decrease in the remaining term of the agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the nine months ending September 30, 2008 was attributable to a decrease in swap rates during the period and an increase in the outstanding notional balance.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) (collectively, the Credit Facility) to finance its real estate investments and to pay selling commissions and the Fund’s organizational expenses, as well as to provide for any ongoing liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. Any increase in the size of the Credit Facility will be subject to lender consent and may result in changes to the terms of the Credit Facility including the interest rates and fees paid thereunder. The Credit Facility matures on June 25, 2010. The Fund is in discussions with various lenders regarding refinancing the Credit Facility on or prior to its maturity date. There can be no assurance that the terms and conditions of any replacement financing will be as favorable to the Fund as those of the Credit Facility (including terms relating to applicable interest rates and fees payable by the Fund). In the event that the Fund is not able to secure replacement financing, it may be required to liquidate holdings to repay amounts borrowed under the Credit Facility.

During the nine months ending September 30, 2009, the Fund made repayments to decrease the Credit Facility by $111.0 million. The Fund primarily used cash proceeds from the redemption of shares of Belvedere Company to fund the repayment of the Credit Facility.

As of September 30, 2009, the Fund had outstanding borrowings of $185.5 million and unused loan commitments of $114.0 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month London Interbank Offered Rate (LIBOR). Changes in the underlying values of the outstanding interest rate swap agreements are recorded as unrealized appreciation or depreciation in the unaudited condensed consolidated statements of operations. As of September 30, 2009, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $3.4 million. As of December 31, 2008, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $5.2 million.

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

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ending September 30,*

								Fair Value
								as of
								September
	2010	2011	2012	2013	2014	Thereafter	Total	30, 2009

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit Facility	$185,500,000						$185,500,000	$185,500,000

Average interest rate	0.45%						0.45%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable interest
rate swap agreements	$155,982,000						$155,982,000	$ (3,367,107)

Average pay rate	3.97%						3.97%

Average receive rate	0.45%						0.45%

Rate sensitive investments:

Fixed-rate Partnership Preference
Units:

Colonial Realty Limited
Partnership, 7.25% Series B
Cumulative Redeemable
Perpetual Preferred Units,
Callable 8/24/09,
Current Yield: 10.60%	$9,637,020						$9,637,020	$6,840,000

								Fair Value
								as of
								September
	2010	2011	2012	2013	2014	Thereafter	Total	30, 2009

Liberty Property Limited
Partnership, 7.40% Series H
Cumulative Redeemable
Preferred Units, Callable 8/21/12,
Current Yield: 9.70%			$10,000,000				$10,000,000	$7,628,000

MHC Operating Limited
Partnership, 8.0625% Series D
Cumulative Redeemable
Perpetual Preference Units,
Callable 3/24/10,
Current Yield: 11.20%	$10,000,000						$10,000,000	$7,200,000

PSA Institutional Partners, L.P.,
7.25% Series J Cumulative
Redeemable Perpetual Preferred
Units, Callable 5/9/11,
Current Yield: 9.00%		$10,000,000					$10,000,000	$8,056,000

Vornado Realty L.P.,
7.0% Series D-10 Cumulative
Redeemable Preferred Units,
Callable 11/17/08,
Current Yield: 9.37%(1)	$9,966,326						$9,966,326	$11,358,041

*	The amounts listed reflect the Fund’s positions as of September 30, 2009. The Fund’s current positions may differ.
(1)	Belport Realty’s interest in these Partnership Preference Units is held through Bel Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ending September 30, 2009 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ending December 31, 2008 in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ending December 31, 2008, shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares generally are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ending September 30, 2009, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares Redeemed(1)	Average Price Paid Per Share
Month Ending
July 31, 2009	53,188.765	$69.97
August 31, 2009	185,778.996	$77.21
September 30, 2009	199,690.134	$78.22
Total	438,657.895	$76.65

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ending September 30, 2009.

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

(b) Reports on Form 8-K:

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 9, 2009.

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