Form 10-Q
period 2010-03-31
BELPORT CAPITAL FUND LLC
filed 2010-05-07
CIK 1138602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes No X

	Belport Capital Fund LLC
	Index to Form 10-Q
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of
	March 31, 2010 and December 31, 2009	4
	Condensed Consolidated Statements of Operations for the Three Months
	Ended March 31, 2010 and 2009	5
	Condensed Consolidated Statements of Changes in Net Assets for the Three Months
	Ended March 31, 2010 and the Year Ended December 31, 2009	6
	Condensed Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2010 and 2009	7
Financial Highlights for the Three Months Ended March 31, 2010 and the Year
	Ended December 31, 2009	9
	Notes to Condensed Consolidated Financial Statements as of March 31, 2010	10
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4.	Controls and Procedures.	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	(Reserved).	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	27
SIGNATURES		28
EXHIBIT INDEX		29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2010	December 31, 2009
Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 642,085,128	$ 637,979,572
Investment in Partnership Preference Units	43,203,464	42,301,657
Investment in Real Estate Joint Ventures	90,013,487	114,887,403
Investment in Co-owned Property	3,690,489	4,087,760
Affiliated investment	2,174,536	3,849,385
Total investments, at value	$ 781,167,104	$ 803,105,777
Cash	1,410,474	1,759,851
Interest receivable from affiliated investment	279	-
Other assets	448,114	518,010
Total assets	$ 783,025,971	$ 805,383,638

Liabilities:
Loan payable – Credit Facility	$ 161,500,000	$ 185,500,000
Payable for Fund shares redeemed	8,920,008	1,201,092
Interest payable for open interest rate swap agreements	74,717	46,058
Open interest rate swap agreements, at value	889,880	2,044,732
Payable to affiliate for investment advisory and administrative fees	229,673	281,187
Payable to affiliate for distribution and servicing fees	192,576	204,949
Other accrued expenses:
Interest expense	236,580	126,070
Other expenses and liabilities	502,284	1,086,633
Total liabilities	$ 172,545,718	$ 190,490,721

Net assets	$ 610,480,253	$ 614,892,917

Shareholders’ capital	$ 610,480,253	$ 614,892,917

Shares outstanding (unlimited number of shares authorized)	6,862,741	7,314,277

Net asset value and redemption price per share	$ 88.96	$ 84.07

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $27,848 and $13,904, respectively)	$ 2,872,803	$ 4,683,345
Interest allocated from Belvedere Company	1,888	22,631
Expenses allocated from Belvedere Company	(988,086)	(1,086,912)
Net investment income allocated from Belvedere Company	$ 1,886,605	$ 3,619,064
Net investment income from Real Estate Joint Ventures	1,674,722	3,946,533
Distributions from Partnership Preference Units	749,063	749,063
Net investment income from Co-owned Property	258,979	242,774
Interest allocated from affiliated investments	1,816	3,774
Expenses allocated from affiliated investments	(843)	(2,598)
Total investment income	$ 4,570,342	$ 8,558,610

Expenses:
Investment advisory and administrative fees	$ 866,933	$ 1,032,592
Distribution and servicing fees	293,364	291,218
Interest expense on Credit Facility	442,629	439,591
Custodian and transfer agent fee	14,487	33,072
Miscellaneous	138,045	145,053
Total expenses	$ 1,755,458	$ 1,941,526
Deduct –
Reduction of investment advisory and administrative fees	$ 152,182	$ 156,995
Net expenses	$ 1,603,276	$ 1,784,531

Net investment income	$ 2,967,066	$ 6,774,079

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC

Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended
	March 31, 2010	March 31, 2009
Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency) (identified cost basis)(1)	$ 1,328,519	$ (46,702,831)
Investment transactions in Partnership Preference Units
(identified cost basis)	31,800	(136,170)
Investment transactions in Real Estate Joint Ventures	12,911,851	-
Investment transactions in affiliated investment	443	-
Interest rate swap agreements(2)	(1,205,645)	(1,296,958)
Net realized gain (loss)	$ 13,066,968	$ (48,135,959)

Change in unrealized appreciation (depreciation) –
Investment in Belvedere Company
(investments and foreign currency) (identified cost basis)	$ 32,725,692	$ (62,230,554)
Investment in Partnership Preference Units
(identified cost basis)	1,114,810	(1,993,695)
Investment in Real Estate Joint Ventures	(14,357,599)	(13,146,386)
Investment in Co-owned Property	(656,250)	(2,047,500)
Interest rate swap agreements	1,154,852	90,163
Net change in unrealized appreciation (depreciation)	$ 19,981,505	$ (79,327,972)

Net realized and unrealized gain (loss)	$ 33,048,473	$ (127,463,931)

Net increase (decrease) in net assets from operations	$ 36,015,539	$ (120,689,852)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $984,123 and $(6,453,471), respectively.
(2)	Amounts represent net interest incurred in connection with interest rate swap agreements (Note 8).

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 2,967,066	$ 18,400,136
Net realized gain (loss) from investment transactions, foreign
currency transactions and interest rate swap agreements	13,066,968	(68,518,485)
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	19,981,505	107,511,452
Net increase in net assets from operations	$ 36,015,539	$ 57,393,103

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders
in payment of distributions declared	$ 731,209	$ 5,953,197
Net asset value of Fund shares redeemed	(39,555,825)	(192,373,315)
Net decrease in net assets from Fund share transactions	$ (38,824,616)	$ (186,420,118)

Distributions –
Distributions to Shareholders	$ (1,603,587)	$ (12,389,386)
Total distributions	$ (1,603,587)	$ (12,389,386)

Net decrease in net assets	$ (4,412,664)	$ (141,416,401)

Net assets:
At beginning of period	$ 614,892,917	$ 756,309,318
At end of period	$ 610,480,253	$ 614,892,917

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
Increase (Decrease) in Cash:	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ 36,015,539	$ (120,689,852)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(1,886,605)	(3,619,064)
Net investment income from Real Estate Joint Ventures	(1,674,722)	(3,946,533)
Payments from Real Estate Joint Ventures	25,102,890	6,011,278
Net investment income from Co-owned Property	(258,979)	(242,774)
Amortization of deferred loan costs	69,896	-
Decrease in affiliated investment and interest receivable from affiliated investment	1,674,570	115,770
Increase in interest payable for open interest rate swap agreements	28,659	55,716
Decrease in payable to affiliate for investment advisory and administrative fees	(51,514)	(34,069)
Decrease in payable to affiliate for distribution and servicing fees	(12,373)	(83,615)
Increase in accrued interest and other accrued expenses and liabilities	51,161	23,097
Increases in Partnership Preference Units	(1,182)	-
Decreases in Partnership Preference Units	245,985	245,313
Decrease in investment in Belvedere Company	-	116,650,000
Net proceeds from sales of affiliated investment	443	-
Net interest incurred on interest rate swap agreements	(1,205,645)	(1,296,958)
Net realized (gain) loss from investment transactions, foreign currency
transactions and interest rate swap agreements	(13,066,968)	48,135,959
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(19,981,505)	79,327,972
Net cash flows provided by operating activities	$ 25,049,650	$ 120,652,240

Cash Flows From Financing Activities –
Proceeds from Credit Facility (Note 9)	$ 161,500,000	$ -
Repayments of Credit Facility (Note 9)	(185,500,000)	(107,400,000)
Payment for deferred loan costs	(525,000)	-
Payments for Fund shares redeemed	(1,649)	(713,046)
Distributions paid to Shareholders	(872,378)	(6,436,189)
Payment of Special Distributions	-	(1,151,791)
Net cash flows used in financing activities	$ (25,399,027)	$ (115,701,026)

Net increase (decrease) in cash	$ (349,377)	$ 4,951,214

Cash at beginning of period	$ 1,759,851	$ 251,323
Cash at end of period	$ 1,410,474	$ 5,202,537

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Three Months Ended
	March 31, 2010	March 31, 2009
Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 262,223	$ 458,726
Interest paid on interest rate swap agreements, net	$ 1,176,986	$ 1,241,242
Reinvestment of distributions paid to Shareholders	$ 731,209	$ 5,953,197
Market value of securities distributed in payment of redemptions	$ 31,835,260	$ 71,202,265

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009

Net asset value – Beginning of period	$ 84.070	$ 76.430

Income (loss) from operations

Net investment income(1)	$ 0.414	$ 2.148
Net realized and unrealized gain	4.696	6.762

Total income from operations	$ 5.110	$ 8.910

Distributions

Distributions to Shareholders	$ (0.220)	$ (1.270)

Total distributions	$ (0.220)	$ (1.270)

Net asset value – End of period	$ 88.960	$ 84.070

Total Return(2)	6.06% (3)	12.05%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.44% (8)	1.50%
Interest and other borrowing costs(4)(6)	0.29% (8)	0.20%

Total expenses	1.73% (8)	1.70%
Net investment income(6)	1.98% (8)	2.94%

Ratios as a percentage of average gross assets(7)

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.82% (8)	0.80%
Interest and other borrowing costs(4)(6)	0.17% (8)	0.11%

Total expenses	0.99% (8)	0.91%
Net investment income(6)	1.14% (8)	1.57%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 610,480	$ 614,893
Portfolio turnover of Tax-Managed Growth Portfolio(9)	0% (3)(10)	2%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.
(3)	Not annualized.
(4)	Includes the expenses of Belport Capital Fund LLC (Belport Capital) and Belport Realty Corporation.
(5)	Includes Belport Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio (the Portfolio).
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.
(7)	Average gross assets means the average daily amount of the value of all assets of Belport Capital (including Belport Capital's interest in Belvedere Company and Belport Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments), without reduction by any liabilities.
(8)	Annualized.
(9)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of the Portfolio including in-kind contributions and distributions was 1% and 3% for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.
(10)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELPORT CAPITAL FUND LLC as of March 31, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belport Capital Fund LLC (Belport Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2009 included in the Fund’s Annual Report on Form 10-K dated March 1, 2010. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The condensed consolidated statement of assets and liabilities at December 31, 2009 and the condensed consolidated statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2009 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Recently Issued Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance on improving disclosures about fair value measurements that is effective for annual or interim reporting periods beginning after December 15, 2009. Under the new guidance, significant transfers in and/or out of Level 1 and Level 2 of the fair value hierarchy, and the reasons for the transfers should be disclosed. The guidance has an additional requirement that is effective for reporting periods beginning after December 15, 2010. This requirement states that information about certain purchases, sales, issuances, and settlements should be disclosed on a gross basis rather than on a net basis. The adoption of the new guidance will require new disclosure to the Fund’s financial statements, as applicable, but will not have an impact on the Fund’s net asset value, financial condition or results of operations.

3 Investment and Other Valuations

The Fund invests in shares of Belvedere Capital Fund Company LLC (Belvedere Company). Belvedere Company’s only investment is an interest in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended (the 1940 Act), the value of which is derived from a proportional interest therein. Valuation of the Portfolio’s securities is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included in the Fund’s Annual Report on Form 10-K dated March 1, 2010. The Fund also invests in real estate investments through a controlled subsidiary, Belport Realty Corporation (Belport Realty). Such investments include preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs), investments in real estate joint ventures (Real Estate Joint Ventures) and a tenancy-in-common interest in real property (Co-owned Property). The Real Estate Joint Ventures and Co-owned Property are referred to herein collectively as

Subsidiary Real Estate Investments. The Fund may also invest cash on a temporary basis in Eaton Vance Cash Reserves Fund, LLC (Cash Reserves Fund). Prior to February 2010, the Fund invested cash in Cash Management Portfolio (Cash Management). Cash Reserves Fund and Cash Management are affiliated investment companies managed by Eaton Vance Management (Eaton Vance) and Boston Management and Research (Boston Management), respectively. Boston Management is a subsidiary of Eaton Vance. Additionally, Belport Capital has interest rate swap agreements (Note 8). Boston Management makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

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

Boston Management determines the fair value of the Fund’s interest in Co-owned Property by applying the Fund’s ownership interest to the fair value of the property, net of associated mortgage debt.

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

Cash Reserves Fund and Cash Management generally value their investment securities utilizing the amortized cost valuation technique permitted by Rule 2a-7 under the 1940 Act, pursuant to which Cash Reserves Fund and Cash Management must comply with certain conditions. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, Cash Reserves Fund and Cash Management may value their investment securities based on available market quotations provided by a third party pricing service.

Interest rate swap agreements are normally valued on the basis of valuations furnished daily by a third party pricing service. The valuations are based on the present value of fixed and projected floating rate cash flows over the term of the agreement. Future cash flows are discounted to their present value using swap quotations provided by electronic data services or by broker-dealers.

Changes in the fair value of the Fund’s investments are recorded as unrealized appreciation (depreciation) in the condensed consolidated statements of operations.

4 Fair Value Measurements

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

In determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Accordingly, when available, the Fund measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions about the inputs market participants would use in valuing the investment. Investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified as Level 3 even though the valuation may include significant inputs that are readily observable.  The Fund’s assets classified as Level 3 as of March 31, 2010 and December 31, 2009 represent 17.5% and 20.0%, respectively, of the Fund’s total assets.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of March 31, 2010 and December 31, 2009.

	Fair Value Measurements at March 31, 2010

Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company (1)	$ 642,085,128	$ -	$ 642,085,128	$ -
Partnership Preference Units	43,203,464	-	-	43,203,464
Real Estate Joint Ventures	90,013,487	-	-	90,013,487
Co-owned Property	3,690,489	-	-	3,690,489
Affiliated Investment	2,174,536	-	2,174,536	-

Total	$ 781,167,104	$ -	$ 644,259,664	$ 136,907,440

Liabilities
Interest Rate Swap Agreements	$ 889,880	$ -	$ 889,880	$ -

(1) Belvedere Company’s only investment is an interest in the Portfolio, a management investment company registered under the 1940 Act. The Portfolio invests primarily in a diversified portfolio of equity securities and any direct investments in the Portfolio are classified as Level 1. However, because the Fund invests in the Portfolio through Belvedere Company, which is not registered under the 1940 Act, the Fund’s investment in Belvedere Company is classified as Level 2. Investments in Belvedere Company are redeemable on a daily basis at its net asset value. The fair value of the Fund’s investment in Belvedere Company is the Fund’s pro rata share of the net asset value of Belvedere Company. The transfer of the Fund’s investment in Belvedere Company from Level 1 to Level 2 for the period ended March 31, 2010 takes into consideration these items along with accounting guidance regarding fair value measurements.

	Fair Value Measurements at December 31, 2009

Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$ 637,979,572	$ 637,979,572	$ -	$ -
Partnership Preference Units	42,301,657	-	-	42,301,657
Real Estate Joint Ventures	114,887,403	-	-	114,887,403
Co-owned Property	4,087,760	-	-	4,087,760
Affiliated Investment	3,849,385	3,849,385	-	-

Total	$ 803,105,777	$ 641,828,957	$ -	$ 161,276,820

Liabilities
Interest Rate Swap Agreements	$ 2,044,732	$ -	$ 2,044,732	$ -

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2010 and 2009.

	Level 3 Fair Value Measurements for the

	Three Months Ended March 31, 2010
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total

Beginning balance as of December 31, 2009	$ 42,301,657	$ 114,887,403	$ 4,087,760	$ 161,276,820
Net realized gain	31,800	12,911,851	-	12,943,651
Net change in unrealized appreciation
(depreciation)	1,114,810	(14,357,599)	(656,250)	(13,899,039)
Net sales	(244,803)	-	-	(244,803)
Net investment income(1)	-	1,674,722	258,979	1,933,701
Other(2)	-	(25,102,890)	-	(25,102,890)
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of March 31, 2010	$ 43,203,464	$ 90,013,487	$ 3,690,489	$ 136,907,440

Net change in unrealized appreciation
(depreciation) from investments still held at
March 31, 2010	$ 1,137,360	$ (14,357,599)	$ (656,250)	$ (13,876,489)

	Level 3 Fair Value Measurements for the
	Three Months Ended March 31, 2009

	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total

Beginning balance as of December 31, 2008	$ 32,355,977	$ 173,949,254	$ 8,017,684	$ 214,322,915
Net realized loss	(136,170)	-	-	(136,170)
Net change in unrealized appreciation
(depreciation)	(1,993,695)	(13,146,386)	(2,047,500)	(17,187,581)
Net sales	(245,313)	-	-	(245,313)
Net investment income(1)	-	3,946,533	242,774	4,189,307
Other(2)	-	(6,011,278)	-	(6,011,278)
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of March 31, 2009	$ 29,980,799	$ 158,738,123	$ 6,212,958	$ 194,931,880

Net change in unrealized appreciation
(depreciation) from investments still held
at March 31, 2009	$ (2,089,428)	$ (13,146,386)	$ (2,047,500)	$ (17,283,314)

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Represents net capital distributions recorded using the equity method of accounting.

5 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the three months ended March 31, 2010 and 2009.

Three Months Ended

Investment Transactions	March 31, 2010	March 31, 2009

Decreases in investment in Belvedere Company	$ 31,835,260	$ 187,852,265
Increases in Partnership Preference Units	$ 1,182	$ -
Decreases in Partnership Preference Units	$ 245,985	$ 245,313
Decreases in investment in Real Estate Joint Ventures	$ 25,102,890	$ 6,011,278

6 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the three months ended March 31, 2010 and 2009, including allocations of income, expenses and net realized and unrealized gains (losses).

Three Months Ended

	March 31, 2010	March 31, 2009

Belvedere Company’s interest in the Portfolio(1)	$ 6,748,292,737	$ 5,834,806,929
The Fund’s investment in Belvedere Company(2)	$ 642,085,128	$ 552,313,465
Income allocated to Belvedere Company from the Portfolio	$ 30,173,421	$ 45,190,187
Income allocated to the Fund from Belvedere Company	$ 2,874,691	$ 4,705,976
Expenses allocated to Belvedere Company from the Portfolio	$ 7,850,059	$ 7,918,700
Expenses allocated to the Fund from Belvedere Company(3)	$ 988,086	$ 1,086,912
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to Belvedere Company from
the Portfolio	$ 13,985,177	$ (447,147,413)
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to the Fund from Belvedere
Company	$ 1,328,519	$ (46,702,831)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ 340,766,777	$ (517,095,690)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund from
Belvedere Company	$ 32,725,692	$ (62,230,554)

(1)	As of March 31, 2010 and 2009, the value of Belvedere Company’s interest in the Portfolio represents 70.6% and 71.9% of the Portfolio’s net assets, respectively.
(2)	As of March 31, 2010 and 2009, the Fund’s investment in Belvedere Company represents 9.5% of Belvedere Company’s net assets.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

Three Months Ended

	March 31, 2010	March 31, 2009

Expenses allocated from the Portfolio	$ 748,844	$ 822,743
Servicing fee	$ 234,406	$ 252,837
Operating expenses	$ 4,836	$ 11,332

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2010, December 31, 2009 and March 31, 2009 and its operations for the three months ended March 31, 2010, for the year ended December 31, 2009 and for the three months ended March 31, 2009 follows:

	March 31, 2010	December 31, 2009	March 31, 2009

Investments, at value	$ 9,528,186,606	$ 9,444,013,841	$ 8,087,018,437
Other assets	30,026,377	39,398,248	36,761,571

Total assets	$ 9,558,212,983	$ 9,483,412,089	$ 8,123,780,008

Investment adviser fee payable	$ 3,589,785	$ 3,590,334	$ 2,936,797
Other liabilities	471,572	342,491	570,111

Total liabilities	$ 4,061,357	$ 3,932,825	$ 3,506,908

Net assets	$ 9,554,151,626	$ 9,479,479,264	$ 8,120,273,100

	March 31, 2010	December 31, 2009	March 31, 2009

Total investment income	$ 42,591,849	$ 214,172,161	$ 61,684,397

Investment adviser fee	$ 10,647,553	$ 41,375,335	$ 10,070,295
Other expenses	429,573	1,745,255	578,790

Total expenses	$ 11,077,126	$ 43,120,590	$ 10,649,085

Net investment income	$ 31,514,723	$ 171,051,571	$ 51,035,312
Net realized gain (loss) from
investment transactions and foreign
currency transactions(1)	70,024,462	(446,364,875)	(540,653,803)
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	431,676,392	2,039,540,383	(754,614,516)

Net increase (decrease) in net assets
from operations	$ 533,215,577	$ 1,764,227,079	$ (1,244,233,007)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $65,132,639, $(67,236,452) and $(63,721,950), respectively.

7    Investment in Real Estate Joint Ventures

At March 31, 2010 and December 31, 2009, Belport Realty held investments in two Real Estate Joint Ventures, Monadnock Property Trust, LLC (Monadnock) and Bel Multifamily Property Trust (Bel Multifamily). Belport Realty held a majority economic interest of 76.8% and 77.9% in Monadnock and 77.2% and 78.6% in Bel Multifamily as of March 31, 2010 and December 31, 2009, respectively. Monadnock and Bel Multifamily own multifamily properties. Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	March 31, 2010	December 31, 2009

Investment in real estate	$ 393,786,770	$ 479,930,525
Other assets	12,307,896	15,819,203
Total assets	$ 406,094,666	$ 495,749,728

Mortgage notes payable, at face(1)	$ 280,803,000	$ 335,715,000
Other liabilities	9,642,501	16,249,869
Total liabilities	$ 290,445,501	$ 351,964,869
Shareholders’ equity	$ 115,649,165	$ 143,784,859
Total liabilities and shareholders’ equity	$ 406,094,666	$ 495,749,728

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. During the three months ended March 31, 2010, Monadnock sold two properties and prepaid a portion of the related mortgage notes payable. The proceeds from the sale of the Monadnock properties, net of prepayment penalties, were distributed to both Belport Realty and the Monadnock Operating Partner.

	Three Months Ended

	March 31, 2010	March 31, 2009

Revenues	$ 15,209,159	$ 19,218,289
Expenses	13,076,865	14,278,891
Net investment income before realized and
unrealized gain (loss)	$ 2,132,294	$ 4,939,398
Realized gain	16,554,080	-
Change in net unrealized appreciation
(depreciation)	(15,955,583)	(37,659,764)
Net increase (decrease) in net assets
resulting from operations	$ 2,730,791	$ (32,720,366)

8 Interest Rate Swap Agreements

Belport Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a portion of its borrowings under the Credit Facility (Note 9). Pursuant to the agreements, Belport Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month London Interbank Offered Rate (LIBOR). See Note 3 for additional information.  The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. The risks of interest rate swap agreements include changes in market conditions that will affect the value of the agreement or the cash flows and the possible inability of the counterparty to fulfill its obligations under the agreement. Belport Capital’s maximum risk of loss from counterparty credit risk is the discounted net value of the cash flows to be received from/paid to the counterparty over the agreement’s remaining life, to the extent that the amount is positive. The following table summarizes Belport Capital’s interest rate swap agreements.

Liability Derivatives at

Derivatives Not Designated as Hedging Instruments	March 31, 2010	December 31, 2009

Notional amount	$ 109,822,000	$ 155,982,000
Average notional amount during the respective period	$ 132,902,000	$ 155,982,000
Weighted average fixed interest rate	3.95%	3.97%
Floating rate	LIBOR + 0.20%	LIBOR + 0.20%
Initial optional termination date	-	2/2010
Final termination date	6/2010	6/2010
Fair value	$ (889,880)	$ (2,044,732)

9 Debt

Credit Facility – On March 24, 2010, Belport Capital terminated and repaid its credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. using proceeds from its credit arrangement with Bank of America (the Credit Facility). The Credit Facility has a minimum initial term of 540 days but may be terminated by the lender any time thereafter upon 180 days’ notice. Belport Capital may terminate the Credit Facility upon 30 days’ notice subject to an early termination fee.

The aggregate amount available for borrowing under the Credit Facility is $210,000,000.

Belport Capital pays a rate of interest equal to three-month LIBOR plus 1.75% per annum on outstanding borrowings under the Credit Facility. A loan structure fee equal to 0.25% of the total amount available under the Credit Facility was paid at closing and is amortized over the term of the Credit Facility. A commitment fee is paid on the unused commitment amount, if any, equal to 0.25% per annum from January 1, 2010 through March 24, 2010 and 0.40% per annum thereafter. Belport Capital will incur an additional fee if outstanding borrowings fall below certain levels.

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

The following table summarizes Belport Capital’s Credit Facility. The fair value of the Credit Facility approximates its carrying value.

	At March 31, 2010	At December 31, 2009

Total amount available under the Credit Facility	$ 210,000,000	$ 209,500,000
Credit Facility borrowings outstanding	$ 161,500,000	$ 185,500,000
Outstanding letter of credit	$ 1,680,923	$ 1,680,923

Borrowings under the Credit Facility have been used to purchase the Fund’s interests in real estate investments, to pay selling commissions and organizational expenses and to provide for the liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

Average Borrowings and Average Interest Rate – During the three months ended March 31, 2010, the average balance of borrowings under the Credit Facility was approximately $169,800,000 with a weighted average interest rate of 1.04%. The weighted average interest rate includes all costs of borrowings under the Credit Facility.

10 Segment Information

Belport Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belport Capital invests in real estate investments through Belport Realty. The Fund’s investment income from real estate investments primarily consists of distribution income from Partnership Preference Units, and net investment income from Real Estate Joint Ventures and Co-owned Property.

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Investment income
The Portfolio*	$ 1,886,605	$ 3,619,064
Real Estate	2,682,764	4,938,370
Unallocated	973	1,176
Total investment income	$ 4,570,342	$ 8,558,610

Net increase (decrease) in
net assets from operations
The Portfolio*	$ 35,853,563	$ (105,410,645)
Real Estate	552,078	(14,873,496)
Unallocated(1)	(390,102)	(405,711)
Net increase (decrease) in net
assets from operations	$ 36,015,539	$ (120,689,852)

	At March 31, 2010	At December 31, 2009
Net assets
The Portfolio*	$ 633,135,861	$ 636,749,513
Real Estate	(17,305,393)	(18,454,751)
Unallocated(2)	(5,350,215)	(3,401,845)
Net assets	$ 610,480,253	$ 614,892,917

*	Belport Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Unallocated amounts pertain to the overall operation of Belport Capital and do not pertain to either segment. Included in these amounts are primarily distribution and servicing fees as follows:

Three Months Ended

March 31, 2010 March 31, 2009

Distribution and servicing fees	$ 293,364	$ 291,218

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of March 31, 2010 and December 31, 2009, such borrowings totaled approximately $8,568,000. Unallocated assets primarily consist of direct cash held by the Fund and the Fund’s investment in Cash Reserves Fund and Cash Management. As of March 31, 2010 and December 31, 2009, such amounts totaled approximately $3,585,000 and $5,609,000, respectively.

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

MD&A for the Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009.(1)

Performance of the Fund. The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index (the Index) as the Fund’s primary performance benchmark. The Index is a broad-based, unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a portion of its borrowings under the Credit Facility (described under "Liquidity and Capital Resources" below).

The Fund’s total return was 6.06% for the quarter ending March 31, 2010. This return reflects an increase in the Fund’s net asset value per share from $84.07 to $88.96 and a distribution of $0.22 per share during the period. The total return of the Index was 5.39% over the same period. Last year, the Fund had a total return of -16.02% for the quarter ending March 31, 2009. This return reflected a decrease in the Fund’s net asset value per share from $76.43 to $63.03 and a distribution of $1.27 per share during the period. The Index had a total return of -10.98% over the same period.

Performance of the Portfolio. In the first quarter of 2010 the stock market extended the rally that began in early March 2009, despite a pronounced February sell-off and lingering uncertainty and skepticism. The equity markets have now recorded gains in four consecutive quarters. The trends that helped the equity markets stage a recovery last year continued to provide a favorable backdrop. The battered U.S. economy showed signs of recovery from recession, and corporate earnings were strong, with expectations of acceleration. However, the gains came with volatility, as governments and central banks worked through the aftermath of the financial and banking crisis. Markets were rattled over debt fears in Greece, China’s tightening of bank lending standards and an unsettled political environment at home, including massive health-care reform and proposed bank regulation. Value stocks outperformed growth stocks across all market capitalizations during the first quarter, and small-cap stocks outperformed the large- and mid-cap segments of the market, though all three segments had strong positive returns.

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. For the quarter ending March 31, 2010, the Portfolio had a total return of 5.86% compared to the Index, its benchmark, which had a total return of 5.39%. For comparison, the total return of the Portfolio in the first quarter of 2009 was -11.38% compared to the -10.98% return of the Index during the period.

Within the Index, eight of the ten economic sectors generated positive returns. Cyclical groups exhibited leadership while defensive areas lagged. The industrials, consumer discretionary and financials sectors posted the highest performance, while

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

utilities and telecommunication services were the only sectors to exhibit negative returns. The Portfolio also experienced positive results in eight of the ten sectors in which it was invested during the quarter. Relative strength was driven by stock selection in the energy sector and allocation in the utilities, telecommunication services and industrials sectors. Positioning within the financials and health care sectors created a drag on return comparisons.

Stock selection in the energy and industrials sectors lifted the Portfolio’s relative returns. The Portfolio’s energy holdings outpaced those in the Index, a reflection of its positioning in discovery companies and particularly an investment in a specialty exploration and production firm that had a double-digit return during the quarter. Leaning away from some of the underperforming large oil conglomerates also proved beneficial during the quarter. In the industrials sector, investments in two aerospace and defense companies aided results. Additionally, positions in two of the world’s leading shipping companies added value as investors gravitated toward stocks levered to global economic improvement. Choosing to underweight the defensive-oriented utilities and telecommunication sectors also buoyed returns during the cyclical-led rally.

Despite solid double-digit gains in the financials sector, an underweight combined with some company-specific decisions detracted from performance. In particular, underweighting some of the strong-performing regional and money center banks dampened results. In the health care sector, positions in a few of the large and mega-cap pharmaceutical companies detracted from comparative performance, as some company-specific issues and controversy related to health care reform pressured these investments.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belport Realty Corporation (Belport Realty). As of March 31, 2010, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Bel Multifamily Property Trust (Bel Multifamily) and Monadnock Property Trust, LLC (Monadnock); a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford III LLC (Bel Stamford III); and a portfolio of preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts. Bel Multifamily and Monadnock own multifamily properties, and Bel Stamford III owns an interest in an office property leased to a single tenant.

During the quarter ending March 31, 2010, Monadnock sold two properties for approximately $86.6 million. The Fund’s proportional share of the net proceeds from these transactions were used to pay down a portion of the Fund’s Credit Facility. Belport Realty recognized a net gain of approximately $12.9 million on these sales transactions.

The Fund’s real estate investments produced positive returns for the quarter ending March 31, 2010, with net investment income and increases in Partnership Preference Units values more than offsetting decreases in the fair value of real property investments. Valuations of the real property investments decreased during the period, albeit at a more modest pace than seen in recent periods. The decline was due both to widening of capitalization rates and weakening in other market metrics. Despite signs of a recovery in the economy, most commercial real estate assets continue to face challenges from declining rental rates and a struggle to maintain occupancy. Valuations also reflect historically low levels of transactional activity and the limited availability of debt financing. The fair value of Partnership Preference Units increased from December 31, 2009 as credit spreads in general continued to narrow for preferreds and other fixed income securities during the quarter.

During the quarter ending March 31, 2010, the Fund’s net investment income from real estate investments was approximately $2.7 million compared to approximately $4.9 million for the quarter ending March 31, 2009, a decrease of $2.2 million or 45%. The decrease was due principally to a decrease in the net investment income from Monadnock attributable to property sales referenced above. During the quarter ending March 31, 2009, the Fund’s net investment income from real estate investments increased due to increases in the net investment income of the Real Estate Joint Ventures and the acquisition of Bel Stamford III in June 2008.

The fair value of the Fund’s real estate investments was approximately $136.9 million at March 31, 2010 compared to approximately $161.3 million at December 31, 2009, a net decrease of $24.4 million or 15%. This net decrease was due principally to the sale of properties in Monadnock referenced above.

Performance of Interest Rate Swap Agreements. For the quarter ending March 31, 2010, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $0.1 million, compared to approximately $1.2 million of net realized and unrealized losses for the quarter ending March 31, 2009. Net realized and unrealized losses on swap agreements for the quarter ending March 31, 2010 consisted of $1.2 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $1.1 million of net unrealized gains due to changes in swap agreement valuations. For the quarter ending March 31, 2009, net realized and unrealized losses on swap agreements consisted of $1.3 million of periodic net payments made pursuant to outstanding swap agreements, partially offset by $0.1 million of net unrealized gains due to changes in swap agreement valuations. The positive contribution to Fund performance from changes in swap agreement valuations for the quarters ending March 31, 2010 and 2009 primarily was attributable to a decrease in the remaining term of the agreements.

Liquidity and Capital Resources.

Outstanding Borrowings. On March 24, 2010 (the Refinancing Date), the Fund terminated and repaid its credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. using the proceeds from its credit arrangement with Bank of America (the Credit Facility). The Credit Facility has a minimum initial term of 540 days but may be terminated by the lender any time thereafter upon 180 days’ notice. The Fund may terminate the Credit Facility upon 30 days’ notice subject to an early termination fee.

The Fund may borrow up to $210.0 million under the Credit Facility (the Facility Limit) to finance its real estate investments, pay ordinary course Fund expenses and provide for ongoing liquidity needs of the Fund. Any increase in the Facility Limit will be subject to lender consent and may result in a change to the terms of the Credit Facility including to the interest rates and fees paid thereunder.

As of March 31, 2010, the Fund had outstanding borrowings under the Credit Facility of $161.5 million and the unused portion of the Facility Limit equaled $48.5 million.

The Fund pays a rate of interest equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.75% per annum on outstanding borrowings under the Credit Facility. A loan structure fee equal to 0.25% of the total amount available under the Credit Facility was paid at closing. A commitment fee is paid on the amount of the undrawn portion of the Facility Limit, if any, equal to 0.25% per annum from January 1, 2010 through the Refinancing Date and 0.40% per annum thereafter. The Fund will incur an additional fee if outstanding borrowings fall below certain levels.

Obligations under the Credit Facility are without recourse to shareholders. The Fund is required under the Credit Facility to maintain at all times a specified asset coverage ratio. To comply with the terms of the Credit Facility, the Fund may be required to dispose of assets on unfavorable terms if market fluctuations or other factors reduce the required asset coverage to less than the prescribed amount. The rights of the lenders under the Credit Facility to receive payments of interest on and repayments of principal of borrowings are senior to the rights of the shareholders. Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is outstanding any event of default under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s real estate investments. Following an event of default under the Credit Facility, the lender could elect to sell pledged assets of the Fund without regard to the tax or other consequences of such action for the shareholders.

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. Changes in the underlying values of the outstanding interest rate swap agreements are recorded as unrealized appreciation or depreciation in the unaudited condensed consolidated statements of operations. As of March 31, 2010, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $0.9 million. As of December 31, 2009, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $2.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate mortgage notes secured by the real property of the Real Estate Joint Ventures and Co-owned Property. Partnership Preference Units are fixed-rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended March 31,*

								Fair Value
								as of
								March 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010

Rate sensitive liabilities:
Long-term debt:
Variable-rate Credit Facility		$161,500,000					$161,500,000	$161,500,000
Average interest rate		2.04%					2.04%

Rate sensitive derivative
financial instruments:
Pay fixed/receive variable interest
rate swap agreements	$109,822,000						$109,822,000	$ (889,880)
Average pay rate	3.95%						3.95%
Average receive rate	0.45%						0.45%

Rate sensitive investments:
Fixed-rate Partnership Preference
Units:
Colonial Realty Limited
Partnership, 7.25% Series B
Cumulative Redeemable
Perpetual Preferred Units,
Callable 8/24/09,
Current Yield: 10.20%	$9,637,020						$9,637,020	$7,108,000

								Fair Value
								as of
								March 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010

Liberty Property Limited
Partnership, 7.40% Series H
Cumulative Redeemable
Preferred Units, Callable 8/21/12,
Current Yield: 9.30%			$10,000,000				$10,000,000	$7,956,000

MHC Operating Limited
Partnership, 8.0625% Series D
Cumulative Redeemable
Perpetual Preference Units,
Callable 3/24/10,
Current Yield: 10.40%	$10,000,000						$10,000,000	$7,752,000

PSA Institutional Partners, L.P.,
7.25% Series J Cumulative
Redeemable Perpetual Preferred
Units, Callable 5/9/11,
Current Yield: 8.50%		$10,000,000					$10,000,000	$8,528,000

Vornado Realty L.P.,
7.0% Series D-10 Cumulative
Redeemable Preferred Units,
Callable 11/17/08,
Current Yield: 8.97%(1)	$9,508,569						$9,508,569	$11,859,464

*	The amounts listed reflect the Fund’s positions as of March 31, 2010. The Fund’s current positions may differ.
(1)	Belport Realty’s interest in these Partnership Preference Units is held through Bel Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ending March 31, 2010 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ending December 31, 2009 in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ending December 31, 2009, shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares generally are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ending March 31, 2010, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ending	Redeemed(1)	Per Share

January 31, 2010	88,568.029	$83.53

February 28, 2010	64,200.791	$82.65

March 31, 2010	307,632.617	$86.84

Total	460,401.437	$85.67

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:

	3 (b)	Copy of Amendment No. 2 to the Fund’s Limited Liability Company Agreement dated December 31, 2009
	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
(b)	Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on May 7, 2010.

BELPORT CAPITAL FUND LLC /s/ Andrew C. Frenette Andrew C. Frenette Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3 (b)	Copy of Amendment No. 2 to the Fund’s Limited Liability Company Agreement dated December 31, 2009
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002